Form 10-K
period 2021-12-31
MINERVA SURGICAL INC
filed 2022-03-23
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40919

MINERVA SURGICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3422906
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4255 Burton Dr. Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 646-7874

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $ 0.001 par value	UTRS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The Registrant’s common stock began trading on The Nasdaq Stock Market LLC on October 22, 2021. The number of shares of Registrant’s common stock outstanding as of March 11, 2022 was 28,822,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements, and our needs for additional financing;
•
our expectations regarding the rate and degree of physician, patient, and hospital awareness and acceptance of our treatments for abnormal uterine bleeding (AUB);
•
our ability to establish and maintain intellectual property protection for our products or avoid, defend, or pursue claims of infringement;
•
our ability to retain and expand our experienced commercial team and increase its productivity;
•
the integration of our newly acquired products into our existing sales and marketing organization;
•
the size and growth of the addressable market for the treatment of AUB;
•
competitive companies and technologies and our industry;
•
our ability to increase our manufacturing production and decrease our fixed manufacturing costs;
•
the performance of third-party manufacturers and suppliers;
•
our ability to research, develop and commercialize new products;
•
the impact of COVID-19 and its variants on our business and on the market for the treatment of AUB;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
our ability to obtain additional financing in future offerings;
•
the volatility of the trading price of our common stock;
•
the impact of local, regional, and national and international economic conditions including inflation and events including the outbreak of war in Ukraine;
•
our expectations about market trends;
•
our anticipated use of our existing resources; and
•
other risks and uncertainties, including those listed in the section titled “Risk factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements are current only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein to reflect events or circumstances after the date of this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I—OTHER INFORMATION

Item 1. Business

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

There is a significant body of peer reviewed literature that we believe validates the clinical performance of our solutions and supports the ability of our products to meaningfully improve the quality of life for women suffering from AUB. The short- and long-term safety and effectiveness of our endometrial ablation systems, which have obtained approval through the premarket approval application (PMA) process, have been evaluated in multiple clinical trials that had sites audited by the U.S. Food and Drug Administration (FDA).

The American College of Obstetrics and Gynecology (ACOG) estimates that one-third of women will seek treatment for AUB. This represents nearly 18 million women of the approximately 55 million women in the 25 to 50 age group in the United States. In addition to the existing patient population with AUB, we estimate that approximately 750,000 women in the United States suffering from AUB enter the 25 to 50 age group each year, representing a potential annual recurring market opportunity of over $900 million. We are well positioned to serve this patient population and we believe that our solutions have the potential to further change the treatment paradigm and become the standard of care for AUB.

AUB is caused by a variety of factors and is characterized by menstrual blood loss in excess of 80 milliliters (ml) per menstrual cycle, which is two to three times the average blood loss during a normal menstrual cycle. These factors include structural causes within the uterus, such as fibroids and polyps, and non-structural causes, such as hormonal imbalances. AUB can have a significant impact on a woman’s quality of life. Women suffering from AUB typically need to change their sanitary products every two hours or less and pass blood clots the size of a quarter or larger. When left untreated, AUB can stop women from engaging in ordinary daily activities during menstruation, which interferes with their family, social, personal, and professional lives. Prolonged bleeding can result in fatigue and, in extreme cases, anemia.

Treatment for AUB is dependent on a number of factors, including the underlying cause of AUB, the patient’s desire for future fertility, and the anatomy of the uterine cavity. The current treatment pathway for patients suffering from AUB typically begins with medical management or drug therapy, to help manage symptoms. When drug therapies are not effective or side effects are intolerable, patients may progress to surgical management, such as endometrial ablation for non-structural causes, or tissue resection for structural causes. If endometrial ablation or tissue resection fail or are contraindicated, physicians may recommend a hysterectomy. While tissue resection preserves fertility, endometrial ablation and hysterectomy are only an option for patients for whom childbearing is complete.

Our devices are designed to provide minimally invasive and clinically validated options for women suffering from AUB and significantly improve a woman’s quality of life, while avoiding unnecessary hysterectomies. Our acquisition of a suite of intrauterine health assets from Boston Scientific Corporation (BSC) in May 2020 enables us to offer a broad suite of products for procedures that address structural and non-structural causes of AUB in most uterine anatomies. Our devices are utilized by obstetrician-gynecologists (OB/GYNs) across a variety of medical treatment settings, including hospitals, ambulatory surgical centers (ASCs), and physician offices.

Our broad suite of solutions is comprised of the following:

•
Minerva ES Endometrial Ablation System (Minerva ES) is a PMA-approved endometrial ablation device that utilizes our proprietary PlasmaSense technology, which is designed to dynamically direct plasma energy with real-time power modulation and to enable complete and uniform depth of ablation. This device showed clinical performance that exceeded an Objective Performance Criteria (OPC) developed by the FDA using clinical trial efficacy data from five previously FDA-approved endometrial ablation systems;
•
Genesys HTA Endometrial Ablation System (Genesys HTA) is a PMA-approved endometrial ablation device, complementary to our Minerva ES, that is designed to deliver heated saline ablation under continuous, real-time, direct hysteroscopic visualization, and to enable treatment of a wider range of uterine cavities, including those with irregular sizes or shapes;
•
Symphion Tissue Removal System (Symphion) is a minimally invasive uterine tissue removal system, components of which were authorized through the 510(k) clearance or received de novoclassification from the FDA, that combines bladeless tissue resection and coagulation, continuous visualization, and intrauterine pressure monitoring. These features enable efficient tissue removal while reducing patient risk due to fluid intravasation overload by utilizing a self-contained, recirculating distension fluid management system; and

•
Resectr Tissue Resection Device (Resectr) is an FDA-cleared handheld surgical instrument designed to enable the hysteroscopic removal and diagnosis of endometrial polyps, utilizing an oscillating cutting blade, and be compatible with existing fluid management systems, wall suction and hysteroscopes.

We believe our solutions can provide the following important benefits:

•
Improved quality of life. Our solutions are designed to eliminate the pain and life disruption of unwanted, excessive menstrual bleeding;
•
Enhanced patient safety. Our proprietary safety enhancements are designed to reduce the potential complications associated with other endometrial ablation and tissue resection alternatives;
•
Favorable clinical outcomes. The clinical performance of our PMA-approved products has been evaluated in numerous clinical research studies, demonstrating high rates of procedural success driven by our continued technological innovation;
•
Intuitive design and procedural ergonomics. Our products are designed to offer easy setup and intuitive operation, which we believe enables a rapid learning curve and fast adoption by physicians; and
•
Increased patient comfort and convenience. Our minimally invasive solutions are engineered to maximize the patient’s experience by reducing procedure and recovery times.

The safety and effectiveness of our Minerva endometrial ablation system were evaluated in two clinical studies, the Minerva Single-Arm Study (Single-Arm Study) and the Minerva Randomized Controlled Trial (RCT), which collectively evaluated 263 patients enrolled at clinical centers in the United States, Canada, Hungary, and Mexico. The results from these two studies served as the basis for FDA approval of our PMA in July 2015 and the results of the Single-Arm Study and RCT were published in the Journal of Minimally Invasive Gynecology. The safety, effectiveness, and clinical benefits of the Genesys HTA were evaluated in a pivotal clinical trial, which included 276 patients enrolled in clinical centers in the United States. The results from this trial served as the basis for the FDA approval of this PMA in April 2001, with Genesys HTA having met all of its primary and secondary safety and effectiveness endpoints. Our Genesys HTA system has subsequently been evaluated in a large number of clinical research studies. The published results and decades of physician use have been consistent with, and we believe have supported, the validity of the data derived from the original PMA clinical study.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of June December 31, 2021, our commercial team consisted of approximately 90 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

Third-party coverage and reimbursement for endometrial ablation and tissue resection procedures performed in a hospital, ASC, or physician office setting are well established in the United States. These procedures are routinely covered and reimbursed by private healthcare insurance, managed care payors, and government healthcare programs. In the United States, the procedures using our products are billed by these healthcare facilities and providers using established Category I Current Procedural Terminology (CPT) codes.

Our research and development team evaluates new product opportunities, product enhancements, and alternative applications of our proprietary technology. For example, our team is currently focused on evaluating options to expand our Symphion product line in order to provide a broader set of compatible solutions for our Symphion controller that will provide additional procedure solutions at a number of different price points. We intend to leverage our core technologies to develop and expand our product offerings through development of new products and technologies, subject to marketing clearance or approval, as well as improvement of our existing portfolio of products and acquisition of complementary products.

Our success factors

We are focused on treating AUB with device-enabled solutions that are minimally invasive and designed to improve a woman’s quality of life, while avoiding unnecessary hysterectomies. We believe the continued growth of our company will be driven by the following success factors:

•
Targeting a large and under-penetrated market opportunity. ACOG estimates that one-third of women will seek treatment for AUB. This represents nearly 18 million women of the approximately 55 million women in the 25 to 50 age group in the United States. In addition to the existing patient population with AUB, we estimate that approximately 750,000 women in the United States that will suffer from AUB enter the 25 to 50 age group each year, representing a potential annual recurring market opportunity of over $900 million. We are well-positioned to serve this patient population.

•
Broadening our suite of innovative and proprietary minimally invasive solutions focused on women’s intrauterine health. We have established a broad product line of commercially available, minimally invasive alternatives to hysterectomy, which are indicated for use in procedures that treat the most common causes of AUB in most uterine anatomies. Our products can be used in a variety of medical treatment settings and aim to address the major drawbacks associated with device-based alternatives, reduce risks of non-adherence to drug treatments, and preserve the uterus by avoiding unnecessary hysterectomies. We believe our solutions represent a significant competitive advantage and have the potential to further change the treatment paradigm and become the standard of care for AUB.
•
Compelling body of clinical evidence. There is a significant body of peer-reviewed literature supporting the safety and effectiveness of endometrial ablation and hysteroscopic tissue resection as treatment modalities for AUB. Clinical performance of our products has been validated and the results have been published in approximately 100 peer-reviewed publications, including, among others, in the Journal of Minimally Invasive Gynecology. We believe that the short- and long-term safety and effectiveness of our PMA approved products have been validated through multiple randomized controlled clinical trials that have had sites audited by the FDA. We believe our body of high-quality clinical evidence demonstrates the strong value proposition of our products and will continue to support increased adoption of our entire suite of solutions.
•
Comprehensive and targeted approach to market development and patient engagement. We have established a systematic approach to market development that centers on active engagement with hospitals, physicians, and patients. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. Our direct sales organization is focused on prioritizing high volume OB/GYN centers and in building long-standing relationships with key physicians. Our sales force works closely with physicians to incorporate our solution as a new service by reiterating the clinical efficacy and procedural benefits of our products. We support these physicians through all aspects of education, surgical support, and patient follow-up. We further build upon this approach with patient-oriented marketing materials and direct-to-consumer marketing initiatives to help educate patients on AUB and our procedures. We believe that our approach to engagement across multiple constituents will drive increased awareness of, and demand for, our products. In addition, we believe that our broad product portfolio is naturally supportive of our marketing efforts, as we seek to continue to extend our relationships with hospitals and physicians.
•
Continued favorable insurance coverage and established inpatient and outpatient reimbursement. In the United States, the procedures using our products are routinely covered and reimbursed by third-party payors, including private healthcare insurance, managed care payors and government healthcare programs. Healthcare facilities, including hospitals and ASCs, and physicians use established Category I CPT codes to bill for the procedures using our products. We believe that current reimbursement in the United States is generally sufficient to cover the costs of the procedure and related patient care, including the costs of our products.
•
Robust technical and engineering expertise, supported by our broad strategic intellectual property portfolio. We believe our products incorporate significant technological advancements in gynecologic surgery over the prior generation of endometrial ablation products. Development of our solutions requires a unique combination of expertise in engineering, product and software design, and women’s health. Our technical capabilities and commitment to innovation support a compelling opportunity to advance new technologies and enhance our products, which we believe will continue to differentiate our position. Our issued patents cover various differentiating technical advantages of our disposable devices, controllers, and methods of treatment. As of December 31, 2021, we owned 72 issued U.S. patents, 51 issued patents outside the U.S., and 40 pending U.S. and foreign patent applications to cover key aspects of our devices and future product concepts.
•
Proven management team with deep industry expertise. Our senior management team has over 250 years of combined experience in the medical technology and life science industries. Specifically, our team has extensive operating experience in product development, regulatory and commercialization activities, with established relationships with industry specialists in the academic, clinical, and commercial OB/GYN fields. Since our founding, we have built an entrepreneurial culture driven by deep, unified passion for improving women’s health and reducing the debilitating symptoms of AUB.

Our growth drivers

Our mission is to become the market leader in providing innovative technologies that enable physicians to improve the lives of millions of women. We intend to reshape the future of women’s health and establish our device-based, uterus-preserving solutions as the standard of care for the treatment of patients with AUB.

Our strategic levers to drive continued growth include:

•
Expanding our commercialization infrastructure in the United States. We have grown our commercial team in the United States to include a direct sales force, which, as of December 31, 2021, consisted of approximately 90 field-based personnel that call on OB/GYNs in hospitals, ASCs, and physician offices in all major U.S. markets. We believe that significant opportunities still exist for further targeted penetration into markets we currently serve, as well as the development of new sales territories. We plan to expand our commercial objectives by recruiting and training talented field-based personnel in existing and new domestic markets, in order to broaden the awareness and deepen the adoption of our solutions. Our target market is primarily the approximately 19,000 OB/GYNs performing surgical procedures in hospitals, ASCs, and physician offices. We believe that further investing in a scalable and productive direct sales force, coupled with continued development of our marketing efforts, will help us increase adoption of our solutions and enhance our market position.
•
Facilitating adoption of our products by educating healthcare providers, physicians, and patients on the clinical benefits of our products. We intend to continue to educate hospital personnel, physicians, and patients as well as key opinion leaders and medical societies on the clinical benefits of our products. AUB is a common problem that affects about one in three women in the United States, and we believe our favorable clinical outcomes and high patient satisfaction will help facilitate continued awareness and adoption of our products. We intend to continue to increase engagement with physicians, and enhance our patient-oriented marketing materials for use by physicians to inform women of the availability and benefits of our solutions. In addition, we plan to continue to promote patient awareness through our direct-to-consumer marketing initiatives, which include social medial advertising, patient webinars, and online education. We believe this market development strategy will further facilitate greater adoption of our products.
•
Exploiting synergies from recent product acquisitions and driving profitability through scaled operations. Our acquisition of BSC’s intrauterine health assets in May 2020 enabled us to offer a more complete suite of products for the procedures that address structural and non-structural causes of AUB for most types of uterine anatomies. We intend to increase market share through cross-selling our highly complementary portfolio of products. Each solution in our portfolio is uniquely attuned to the needs of OB/GYNs, enabling them to treat a wider spectrum of patients. We believe our broad suite of products will allow us to reach a greater number of hospitals, physicians, and patients and more deeply penetrate the market we serve. We also expect to achieve cost and production efficiencies as we increase supply to meet the anticipated growing demand for our products. We anticipate capturing additional synergies from increased productivity of our sales force and commercial infrastructure, as we broaden and deepen our relationships with our existing and newly acquired accounts.
•
Continuing to invest in our research and development efforts to foster innovation and grow our addressable market. We are dedicated to improving the health and well-being of women. Our commitment to providing women with effective alternatives to hysterectomy and addressing AUB fuels our desire to create best-in-class solutions through continuous research and product development. We intend to leverage our core technologies to develop and expand our product offerings through development of new products and technologies, improvement of our existing portfolio of products and acquisition of complementary products. For example, we are currently evaluating options to expand our Symphion product line in order to provide a broader set of compatible solutions for our Symphion controller that will provide additional procedure solutions at a number of different price points. We believe our pipeline initiatives, if successfully developed and cleared or approved, will result in increased access to our products by physicians, who will be able to perform a broader range of procedures using our surgical products, thereby increasing the total number of procedures performed and growing our addressable market.
•
Leveraging our clinical success to increase utilization and penetration among existing accounts and to expand into new international markets. We intend to leverage our clinical success to deepen and expand the relationships we have with our existing and newly acquired accounts. Our suite of minimally invasive devices has been designed to provide ease-of-use, which we believe offers a compelling value proposition for hospitals, physicians, and patients. While our current commercial focus is on the large opportunity within the United States, we plan to evaluate expanding into select international markets.

Our market and industry

AUB is a prevalent and debilitating condition that significantly impacts the quality of life of millions of women in the United States. ACOG estimates that one-third of women will seek treatment for AUB, which would represent approximately 18 million women of the 55 million women between the ages of 25 to 50 in the U.S., as of 2019. In addition to the existing patient population with AUB, we estimate that approximately 750,000 women in the U.S. that will suffer from AUB enter the 25 to 50 age group each year, representing a potential annual recurring market opportunity of over $900 million. We believe we are well-positioned to serve this patient population and that our solutions have the potential to further change the treatment paradigm and become the standard of care for AUB in patients that are not contraindicated for endometrial ablation. The Minerva ES and Genesys HTA, like all endometrial ablation products, are contraindicated in certain patients, including, but not limited to, those who are pregnant or who want to become pregnant in the future.

Menstruation

Menstruation is the monthly shedding of the endometrium, or the lining of a woman’s uterus. The endometrium is made up of two layers, the functional layer and the basal layer, and each month in preparation for a possible pregnancy, the basal layer generates a new functional layer. If a woman is not pregnant, the functional layer sheds and the period during which the functional layer is shed is referred to as menstruation. The shedding of this functional layer results in menstrual bleeding, which normally lasts from four to seven days and results in average blood loss of 30 ml per menstrual cycle. The entire menstrual cycle normally occurs within a 21-to 35-day period and the basal layer begins to regenerate a new functional layer in preparation for the next menstrual cycle. The normal menstrual cycle begins at the onset of menstruation, which typically occurs around the age of 12, and continues through the onset of menopause, which typically occurs around the age of 51.

Overview of AUB

AUB is characterized by menstrual blood loss in excess of 80 ml per menstrual cycle, which is two to three times the average blood loss during a normal menstrual cycle. Women who suffer from AUB typically experience a menstrual cycle that is shorter than the normal 21-to 35-day cycle, and often bleed for eight or more days during each menstrual cycle. AUB can have a significant impact on a woman’s quality of life. Women suffering from AUB typically need to change their sanitary products every two hours or less and pass blood clots the size of a quarter or larger. When left untreated, AUB can keep women from engaging in ordinary daily activities during menstruation, which interferes with their family, social, personal, and professional lives. Prolonged bleeding can result in fatigue and, in extreme cases, anemia. AUB is caused by a variety of factors, including hormone imbalances and the presence of pathologies in the uterus, such as fibroids and polyps.

We believe that while the prevalence of fibroids and polyps is known to vary as a function of patient age and race, during the span between ages 25 and 50, the overall distribution between structural and non-structural causes is approximately equal. In 2011, the International Federation of Gynecology and Obstetrics (FIGO) introduced the PALM-COEIN classification system to establish the causality behind AUB. This classification is based on clinical- and imaging-based stratification into the structural (PALM) and non-structural causes (COEIN) of AUB:

•
PALM (Polyp, Adenomyosis, Leiomyoma, and Malignancy and hyperplasia): PALM describes the structural causes of AUB, which can be diagnosed by imaging or histopathological evaluation. Among the structural causes of AUB, endometrial polyps and leiomyomas, or uterine fibroids, are most common. Endometrial polyps are hyperplastic overgrowths of cells in the endometrium, which are typically noncancerous, and are often seen in both premenopausal and postmenopausal women. Uterine fibroids are noncancerous growths of the smooth muscle tissue of the uterus that often appear during childbearing years, and are the most common pelvic tumor in women.
•
COEIN (Coagulopathy, Ovulatory dysfunction, Endometrial dysfunction, Iatrogenic and Not yet classified): COEIN describes the non-structural causes of AUB, which cannot be diagnosed by imaging because identifiable structures that cause the bleeding are absent. As such, diagnosis depends on the patient’s medical history, physical examination, and laboratory tests. Endometrial dysfunction is prevalent among the non-structural causes of AUB and is considered after exclusion of structural causes.

The diagram below depicts a woman’s reproductive system and possible structural causes of AUB:

Existing treatments and their limitations

Treatment for AUB is dependent on a number of factors, including the underlying cause of AUB, the patient’s desire for future fertility, and the anatomy of the uterine cavity. The current treatment pathway for patients suffering from AUB typically begins with medical management or drug therapy, to help manage symptoms. When drug therapies are not effective or where the side effects are intolerable, patients may progress to surgical management, such as endometrial ablation for non-structural causes, or tissue resection for structural causes. If endometrial ablation or tissue resection fail, or are contraindicated, physicians may recommend a hysterectomy, where the uterus is surgically removed. While tissue resection preserves fertility, endometrial ablation and hysterectomy are only an option for patients for whom childbearing is complete.

Drug therapy. Drug therapy has traditionally been the initial treatment for AUB. Hormonal drugs, such as estrogen-progestin oral contraceptives and drug eluting intrauterine devices (IUDs), are most commonly used to alter the normal menstrual cycle with the objective of reducing bleeding, menstrual pain, or cramps, and provide contraception, if needed. When effective, the patient is typically required to continue drug therapy until menopause. Use of drug therapy can present increased risks and is not recommended for women who smoke, have diabetes with vascular involvement, a history of cardiovascular disease, high blood pressure, or an elevated risk of thrombosis. Many women being treated with hormonal drugs also experience side effects such as hot flashes, nausea, weight gain, mood swings, and depression, as well as other longer-term side effects. For these reasons, we believe many women are reluctant to continue long-term drug therapy.

Endometrial ablation. First-and second-generation endometrial ablation procedures are less invasive, surgical alternatives to a hysterectomy that ablate the endometrium and underlying basal layer.

•
First-generation procedures. Historically, these procedures have required pre-treatment to thin the endometrium, such as a drug treatment several weeks in advance of the treatment, or a surgical procedure the day of treatment. During treatment, the uterus is distended through the use of hypotonic fluid, a hysteroscope, and a resectoscopic electrosurgical instrument, such as a rollerball or wire loop, or a laser, to ablate the endometrium and underlying basal layer. This is a procedure that takes approximately thirty minutes, is typically performed under general anesthesia, and requires a high level of surgical skill; therefore, it is rarely performed today. First-generation procedures can result in significant adverse events, including uterine perforation, which can cause damage to the bowel and other organs, and hemorrhaging of uterine blood vessels. Other reported complications include infections, thermal injuries, and hyponatremia (an excessive absorption of fluids), any of which can lead to seizures, congestive heart failure, brain damage, or death.
•
Second-generation procedures. These procedures are non-resectoscopic treatments, including those performed with the Minerva ES and Genesys HTA, which were developed to address many of the limitations, complications, and costs related to drug and first-generation surgical therapies. In general, these treatments use a surgical device that is inserted trans-vaginally, and through the cervical canal into the uterus to deliver energy to the uterine cavity and concurrently ablate (destroy) the entire endometrium and the underlying basal layer in a single treatment cycle. Other than the Minerva ES, commercially available devices use a single energy source, such as radiofrequency energy, cryogenic, or direct thermal conduction, each of which have shortcomings that can limit their efficacy. The leading competitor utilizes a coarse metallic mesh to deliver energy to the endometrial wall. This material can present surgical complications, such as the metallic mesh sticking to the ablated uterine tissue. Second-generation procedures are faster, require less general anesthesia or pre-treatment and, in most cases, allow for reduced complication rates when compared to first-generation procedures. However, the potential for complications still exists, including perforation of the uterus, thermal injury to adjacent tissue and organs, hemorrhaging, and infection.
•
Hysteroscopic tissue removal. Hysteroscopic tissue removal is a mechanical approach for polyp or uterine fibroid resection performed under local or general anesthesia, using a hysteroscope and distension fluid for direct visualization inside the uterus. This procedure is frequently implemented as the first-line approach for the surgical management of structural causes of AUB; however, there are significant complications to this procedure, including uncontrolled bleeding, infection, fluid overload, and perforation of the uterus. These limitations are inherent to the fundamental design of hysteroscopic tissue removal systems, in which a “cold-knife” approach is used to mechanically resect the tissue without the capability to control bleeding, thereby compromising the procedure safety and extending the procedure and anesthesia time. In addition, older systems require the use of multiple three-liter bags of distension fluid as well as additional equipment for strict fluid deficit accountability and management. This latter requirement is necessary to avoid patient injury, can be difficult for adjunct nursing personnel, and can result in higher overall procedure cost.
•
Hysterectomy. Hysterectomy, or surgical removal of the uterus, is performed when a patient has not responded to drug therapy or less invasive surgical procedures, or the patient is not a candidate for such procedures. Hysterectomy surgery must be performed under general anesthesia and typically requires from 90 minutes to several hours to complete. Patients then typically require approximately three days of hospitalization and six to eight weeks of recovery time prior to resumption of normal activities. Hysterectomy can result in serious complications, including blood clots, excessive blood loss, damage to adjacent organs, infection, and death. Additionally, hysterectomy can also result in significant long-term complications, including urinary infections and incontinence, loss of sexual desire, chronic constipation, fatigue, and psychological depression.

Our broad suite of endometrial ablation and tissue resection devices are utilized in procedures that address the most common causes of AUB in most uterine anatomies. We have commercialized advanced devices that we believe have the potential to reduce risks of non-adherence to drug therapies, address several of the limitations associated with other device-based alternatives and preserve the uterus by avoiding unnecessary hysterectomies. We believe our broad portfolio of products can be used in a variety of medical treatment settings and has the potential to further transform the treatment paradigm and become the standard of care for women suffering from AUB.

Our solutions

We are focused on treating AUB with device-enabled minimally invasive solutions that are clinically differentiated to improve a woman’s quality of life, while avoiding unnecessary hysterectomies. We design, manufacture, and market a portfolio of four innovative, commercially available solutions designed to address the structural and non-structural causes of AUB in most uterine anatomies. Our solutions are utilized by OB/GYNs across a wide range of treatment settings, including hospitals, ASCs, and physician offices. We believe that our ability to offer a broad, complementary, and differentiated product portfolio will support the continued adoption and utilization of our products.

The following table summarizes our product offerings:

Product	AUB Cause	Description
Minerva ES Endometrial Ablation System (Minerva ES)	Non-structural

PMA-approved endometrial ablation device that utilizes our proprietary PlasmaSense technology, which is designed to dynamically direct plasma energy with real-time power modulation and to enable complete and uniform depth of ablation. This device showed clinical performance that exceeded an Objective Performance Criteria (OPC) developed by the FDA using pivotal clinical trial efficacy data from five previously FDA- approved endometrial ablation systems.

Genesys HTA Endometrial Ablation System (Genesys HTA)	Non-structural

PMA-approved endometrial ablation device, complementary to our Minerva ES, designed to deliver heated saline ablation under continuous, real-time, direct hysteroscopic visualization, and to enable treatment of a wider range of uterine cavities, including those with irregular sizes or shapes.

Symphion Tissue Removal System (Symphion)	Structural

Minimally invasive uterine tissue removal system designed to combine bladeless tissue resection and coagulation, continuous visualization, and intrauterine pressure monitoring. These features are designed to enable efficient tissue removal while reducing patient risk due to fluid intravasation overload by utilizing a self-contained, recirculating distension fluid management system.

Resectr Tissue Resection Device (Resectr)	Structural

Handheld surgical instrument designed to enable the hysteroscopic removal and diagnosis of endometrial polyps, utilizing an oscillating cutting blade, and be compatible with existing fluid management systems, wall suction, and hysteroscopes.

Key benefits for patients and healthcare providers

Our goal is to become the clinical leader in the treatment of AUB. We believe that our AUB solutions offer the following benefits:

•
Improved quality of life. Our solutions are designed to improve the quality of life for millions of women suffering from AUB by eliminating the pain and life disruption of unwanted, excessive menstrual bleeding and reducing the rate of unnecessary hysterectomies. Our flagship product, the Minerva endometrial ablation system, has received noteworthy patient satisfaction scores, as compared to traditional rollerball treatment methods, as part of our clinical studies. In our Single-Arm Study, the overall patient satisfaction with the procedure was approximately 98%, 97%, and 99% at 12-, 24-, and 36-months follow-up, respectively. Nearly 99% of the patients stated that they maybe or definitely would recommend the Minerva procedure to a friend or a relative at 12 months, and 100% reported that they maybe or definitely would recommend the Minerva procedure at 24 and 36 months.
•
Enhanced patient safety. The proprietary safety enhancements of our solutions were designed to reduce the procedural risks associated with endometrial ablation and tissue resection. For example, our Symphion features bladeless resecting and on-demand spot coagulation designed to reduce risk of intra-operative bleeding. It also features an innovative fluid management system that is designed to detect a uterine perforation, prevent distension media overload, and automatically regulate the flow of fluid to help prevent uterine cavity collapse. In addition, our Minerva ES uses a patented two-stage uterine integrity test (UIT) featuring CO2 extension tubes that extend along the entire length of the soft, silicone array, enhancing detection of uterine perforations.
•
Favorable clinical outcomes. Our PMA-approved products have been clinically evaluated for their potential to improve clinical outcomes in treating AUB. In our Single-Arm Study, the Minerva endometrial ablation system demonstrated a statistically significantly greater success rate at one-year follow-up, compared to the OPC. Additionally, in our Single-Arm Study, the Minerva endometrial ablation system resulted in a hysterectomy rate of 0.9% after 36 months.
•
Intuitive design and procedural ergonomics. We believe the intuitive and ergonomic design of our solutions enables a rapid learning curve and fast adoption of our products across a wide range of medical treatment settings, including the hospital, ASCs, and physician offices. These attributes may also enable the acceleration of our minimally invasive solutions used in lower acuity treatment settings.
•
Increased patient comfort and convenience. Our minimally invasive solutions are engineered to improve the patient’s experience by reducing procedure and recovery times. Our Minerva ES cervical sealing balloon produces a tight cervical seal that minimizes CO2 leakage, streamlining the treatment to reduce procedure time to approximately three minutes. It also features a soft, silicone array which minimizes the array sticking to uterine tissue and therefore reduces related discomfort during insertion and eases removal of the device. Procedures using our products are typically done on an outpatient basis with patients reporting that they are able to resume normal activities within a day.

Minerva ES

Our endometrial ablation system received PMA approval in July 2015 to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (excessive menstrual bleeding) due to benign causes for whom childbearing is complete. The Minerva ES features a disposable handpiece and a controller to deliver plasma energy to ablate the endometrial lining of the uterus. The Minerva ES treatment is a short procedure lasting approximately three minutes, which is performed on an outpatient basis or in-office setting, reducing the need for general anesthesia. Patients typically recover quickly and have reported that they are able to resume normal activities within a day.

The below image depicts our Minerva ES Endometrial Ablation System:

a.
Minerva ES handpiece: Ergonomic and easy-to-use single-use handpiece.
b.
System controller: Continuously monitors tissue impedance (50 times per second), decreasing energy output in real time for a tailored ablation customized to each individual patient.
c.
Cervical sealing balloon: Conforms to the cervix for a hands-free, reliable seal at the uterine opening.
d.
Plasma Formation Array (PFA): Soft silicone array opens without excessive manipulation or seating, and is designed to help prevent tissue from sticking to the array.
e.
Activated PFA: Argon gas contained in the array is ionized to create plasma that seeks out least ablated tissue.

Our slender, single-use handpiece features an ergonomically designed handle, a cervical sealing balloon, a cervical sheath, and a PFA. The PFA is a soft and stretchable silicone membrane that allows easy insertion, deployment, and removal from the uterine cavity. It is designed to ablate uterine tissue to an appropriate and uniform depth, independent of the thickness of the endometrium. The Minerva ES is a low-power system and does not utilize a coarse metallic mesh, which we believe reduces potential for complications related to the array sticking to uterine tissue.

The Minerva ES controller uses our proprietary PlasmaSense technology to customize energy output and consistently deliver the optimal dose of power by continuously adjusting it during the procedure in real time as a function of the many variables unique to each individual uterine cavity. This bi-polar RF system generates a high voltage electrical field to ionize high purity argon gas, which is a common element in our atmosphere, turning it into plasma energy. This hot plasma heats the PFA silicone membrane to both ablate the tissue it contacts and also heat any intra-cavitary fluids, that then ablate areas of the uterine cavity not in direct contact with the PFA. As tissue is ablated, resistance, or impedance, of the tissue increases. Our PlasmaSense technology continuously monitors impedance throughout the uterine cavity (50 times per second) to dynamically direct plasma energy to the least ablated tissue as measured by areas of lowest impedance. As the ablation cycle progresses, the area of tissue still requiring ablation becomes smaller. Our PlasmaSense technology dynamically reduces the total power dosage in an effort to prevent the uterine cavity from being overwhelmed with energy. This modulated power dosage allows for a uniform depth and complete ablation that is customized to each individual patient. The below images depict the modulated power dose from the plasma initiation phase to treatment completion:

Our PlasmaSense technology is able to respond in real-time to the ablation progression unique to each uterine cavity. Our leading competitor is a conventional RF energy-based endometrial ablation system, which use a fixed power level, calculated by multiplying the pre-measured surface area of the uterine cavity by 5.5 watts to determine the power level needed for patient of such cavity size. Once determined, this power level is constant and does not change during the length of the ablation procedure.

The Novasure device provides up to approximately 180 watts of RF energy, with the actual power determined by the size of the uterine cavity. The below images depict our power level and the real-time dynamic change in power level compared to the fixed, constant power employed by the Novasure device in a typical endometrial ablation procedure for a uterine cavity that is 6 cm in length and 4 cm in width.

Minerva ES—Dynamic Power	Novasure—Static Power

In addition to the real-time dynamic change in power level, use of our PlasmaSense technology results in much less total energy being delivered to the patient, where total energy is the product of power and time and is represented by the purple area under each of the power curves in the charts depicted above. In the case of these two graphs, as an example, the total amount of energy delivered to the patient during a Minerva ES procedure is approximately one-third of what is used by the leading competitor.

Indications for use

The Minerva ES is indicated for ablation of the endometrial lining of the uterus in pre-menopausal women with menorrhagia (excessive uterine bleeding) due to benign causes for whom childbearing is complete.

Genesys HTA

Our time-tested Genesys HTA is a software-controlled hysteroscopic thermal endometrial ablation system that consists of an operational unit and a sterile procedure set. The Genesys HTA utilizes heated saline that is circulated throughout the interior of the uterus to ablate the endometrial lining. This method of ablation enables the treatment of non-structural causes of AUB in women, including those with a uterus of irregular shape or size, or with unusual anatomical features. The Genesys HTA treatment was designed to be quick, safe, and effective and provides the user with real-time visualization during the ablation cycle. Our Genesys HTA procedure is performed on an outpatient basis, reducing the need for general anesthesia. Patients typically recover quickly and have reported that they are able to resume normal activities within a day. The combination of our Minerva ES and Genesys HTA systems enables us to treat non-structural causes of AUB in a broad population of women.

The below image depicts our Genesys HTA Endometrial Ablation System:

a.
Genesys HTA handpiece: Ergonomic and easy-to-use single-use handpiece.
b.
ProCerva procedure sheath: Maintains a complete cervical seal, which is verified before procedure initiation and monitored during the ablation cycle.
c.
Tapered “sieve” tip: Aids in debris handling and helps prevent clogging of device or tubing.
d.
Controller: Displays step-by-step instructions and real-time procedure information, including time, temperature, and fluid loss monitoring.
e.
Cassette: Compact, disposable component that heats, filters, and controls fluid flow.
f.
Hysteroscope*: Engineered for continuous direct visualization to enable treatment of a wider range of uterine cavities. *The hysteroscope is not included in the product offering, but available to physician offices.

Our Genesys HTA was designed for direct visualization and intuitive operation to deliver a versatile treatment for AUB. This system features a controller, intuitive graphical user interface, an adjustable-height pedestal, and a fixed-length intravenous fluid pole. Information on the display screen guides the user through each step, allowing for rapid set-up and procedural efficiency. The disposable procedure set was designed for ease-of-use and includes a cassette, a procedure sheath, and a drainage bag.

The Genesys HTA features a proprietary method of ablation that utilizes free-flowing heated saline that conforms to each patient’s uniquely shaped uterine cavity, thereby providing consistent treatment across most uterine shapes and sizes. Fluid is circulated by an impeller pump at 50 to 60 mmHg of pressure. The motor speed is preset and not adjustable by the user to ensure consistency. Fluid heating is regulated by our microprocessor-based controller and occurs in the disposable cassette via a heater with temperature sensors. Fluid temperature in the cassette is shown on the user-friendly display screen during heating, ablation, and cooling phases of the procedure.

Indications for use

The Genesys HTA is a hysteroscopic thermal ablation device indicated for ablation of the endometrial lining of the uterus in premenopausal women with menorrhagia (excessive uterine bleeding) due to benign causes for whom childbearing is complete.

Symphion

The Symphion was designed to transform the way OB/GYNs remove uterine tissue. The Symphion consists of a controller, a disposable fluid management system, an endoscope, and a disposable resecting device. To our knowledge, the Symphion is the only minimally invasive solution to include three proprietary innovations that work as one. It combines bladeless resection and coagulation with novel recirculating fluid management and pressure monitoring technologies to provide OB/GYNs with what we believe is a differentiated surgical experience. The minimally invasive procedure performed with the Symphion requires no incisions. The procedure is performed on an outpatient basis, during which minimal anesthesia is administered, and patients have reported that they are able to resume normal activities within one to two days. The Symphion is a fully integrated solution for resection and coagulation of uterine tissue designed to facilitate viewing with a hysteroscope during diagnostic and operative hysteroscopy. It also provides fluid management through the closed loop, recirculation of filtered distension fluid, which reduces patient risk for fluid intravasation overload. Based on the clinical research efforts to date, the Symphion technologic and procedural features may allow for reduction of the risk of complications and shortening recovery time.

Our Symphion uses a proprietary radio-frequency (RF) plasma cutting technology instead of mechanical cutting blades. The device is designed with a rounded end to reduce the risk of uterine perforation and features spot coagulation, which is unique to the Symphion. This feature allows the OB/GYNs to control bleeding and maintain adequate visualization during the procedure thereby enhancing the safety profile of the procedure. To our knowledge, it is the only system to directly monitor intrauterine pressure from inside the uterus and automatically regulate the flow of fluid to help prevent cavity collapse and maintain visibility.

The below image depicts our Symphion Tissue Removal System:

a.
Disposable saline bag: One 3-liter saline bag volumetrically limits fluid overload. The system is intuitively designed to use no more than 2,500 ml of saline to reduce the possibility of fluid overload via intravasation and facilitates improved surgical workflow for nurses.
b.
Fluid management accessories: Closed loop system that filters saline using a 0.005 micron molecular filter, limits fluid absorption, and enables continuous, clear visualization of the cavity.
c.
Controller: Integrated controller combines seamless resection and fluid management control in one system.
d.
Foot switch: Integrated foot switch designed for OB/GYN’s ease-of-use that features a button to turn on fluid circulation, a yellow pedal to activate resection, and a blue pedal to activate spot coagulation to control bleeding for a clear and consistent view throughout the procedure.
e.
Resection device: 3.6 mm resection device designed to enhance resection rate and efficiency. The technology features a bi-polar energized blade to allow for seamless resection of a wide spectrum of tissue types independent of their size and hardness. Additionally, the resection device features coagulation technology designed to minimize blood loss.
f.
Hysteroscope: 6.3 mm hysteroscope has four separate channels designed to address the common challenges of surgery: visibility, uterine cavity collapse, inadequate aspiration, and the ability to directly monitor uterine pressure.

The below image depicts in more detail the key features of our proprietary resection device and hysteroscope:

Resection device

1.   Axially reciprocating RF plasma resection cutting tip (also serves as a coagulation electrode when in coagulation mode)

2.  Large cutting window enables fast resection and aspiration

3.  Cutting tip guide plug helps ensure reliable and effective aspiration of resected tissue

4.  Orientation marks facilitate proper positioning of cutting window

Hysteroscope

1.   Outflow/working channel for tissue resection and aspiration

2.  Inflow channel enables adequate inflow of saline

3.  Camera lens to enable procedure visualization and guidance

4.  Dedicated uterine pressure sensor channel

Indications for use

The Symphion is indicated to distend the uterus by filling it with saline to facilitate viewing with a hysteroscope during diagnostic and operating hysteroscopy and provide fluid management through the closed loop recirculation of filtered distension fluid. It is also intended for resection and coagulation of uterine tissue, such as intrauterine polyps and myomas, using a bipolar resecting device.

Resectr

Resectr is an easy-to-use, minimally invasive surgical device used in hysteroscopic polypectomies providing OB/GYNs the ability to remove multiple polyps under direct visualization with one entry into the uterus. Resectr comes in two different sizes and provides the OB/GYN with a cost effective and highly functional tool for treating very common structural causes of AUB. Tissue removal with the Resectr device is a simple, minimally invasive surgical procedure that does not require hospitalization and, in many cases, can be completed in a doctor’s office for both comfort and convenience.

When using Resectr, OB/GYNs are able to both see and treat polyps that may need to be removed. Resectr is an oscillating resection device that works with existing fluid management systems, uterine wall suction, and hysteroscopes. Each resecting blade is bi-directional, internally rotating, and oscillating, to provide six rotations per handle squeeze and release cycle.

The below image depicts our Resectr Tissue Resection Device:

a.
Ergonomic handle: Designed to alleviate tension and pressure on the user’s hands.
b.
Rotating cannula: Ergonomic and intuitively designed to allow OB/GYNs the ability to position viewing window without rotating their hand.
c.
Outflow port: Works with existing fluid management system, wall suction, and hysteroscopes.
d.
Sheath: Available in 1.65 mm / 5 French OD (5Fr) and 3 mm / 9 French OD (9Fr) diameters for increased surgical flexibility.
e.
Resection blade: Bi-directional blade, internally rotating and oscillating, to provide six rotations per handle squeeze and cycle release. Features drive-by-wire design to allow for continuous removal of tissue during resection.

Indication for use

The Resectr is indicated for intrauterine use by physicians trained in hysteroscopy to resect and remove tissue, including focal lesions such as endometrial polyps.

Our clinical results and studies

OB/GYNs practice evidence-based medicine and rely on clinical data when making decisions to treat their patients suffering from AUB. We have developed a substantial body of clinical data, many of which have been published in peer-reviewed specialty journals. We believe our body of clinical evidence supports the safety and effectiveness of our PMA-approved products and strengthens our ability to facilitate adoption of our Minerva ES and Genesys HTA.

Minerva

The safety, effectiveness, and clinical benefits of our Minerva endometrial ablation system were evaluated in two Company-sponsored clinical studies, the Minerva Single-Arm Study and the Minerva RCT, which collectively evaluated 263 patients enrolled at clinical centers in the United States, Canada, Hungary, and Mexico. The results from these studies served as the basis for the FDA approval of our PMA in July 2015 and the results from the Single-Arm Study and RCT were published in the Journal of Minimally Invasive Gynecology. In addition, several other abstracts have been published on the safety and clinical benefits of our Minerva ES.

Summary of Minerva Single-Arm Study

Our Single-Arm Study was a Company-sponsored prospective, multi-center, single-arm, international clinical study of female patients between 25 and 50 years of age diagnosed with menorrhagia, or excessive menstrual bleeding. A total of 110 patients were enrolled across seven investigational centers in Canada, Hungary, and Mexico. Menstrual diary scores were collected pre-operatively and monthly for 12 months post-procedure. Long-term safety and effectiveness outcomes at 24 and 36 months were also collected for this study.

This investigation was designed as a single-arm study comparing the effectiveness of the Minerva endometrial ablation system with that of the FDA established objective performance criteria (OPC). The OPC was developed with input from industry and members of the Obstetrics and Gynecology Devices Panel. The OPC incorporated data from the pivotal clinical trials of the five approved endometrial ablation systems, which we refer to below as the OPC comparison group. These five studies were randomized, controlled trials that used the same active control, which was rollerball ablation, and had similar patient populations. The study sizes ranged from 260 patients to 322 patients, with either a 1:1 randomization or a 2:1 (device:control) randomization scheme. The primary endpoint was reduction in menstrual blood loss as assessed by a Pictoral Blood Loss Assessment Chart (PBLAC). The inclusion criteria required either a baseline PBLAC score of greater than 150 (four studies) or greater than 185 (one study), and individual patient success was defined as a PBLAC score of 75 or less at 12 months post-procedure. The intent-to-treat population consisted of all patients randomized for either the endometrial ablation device or rollerball ablation. Patients with missing PBLAC scores at 12 months were treated as failures. A study was considered a success if the proportion of successes in the endometrial ablation device group met a pre-specified non-inferiority margin compared to the proportion of successes in the rollerball ablation control group.

The analysis of success rates for the five previously approved endometrial ablation devices was performed and provided by the FDA. Based on this success rate data (Her Option, 67.4%; Hydro ThermAblator, 68.4%; MEA, 87%; NovaSure, 77.7%; ThermaChoice, 80.2%), the average success rate for the OPC was 75.6%, with lower and upper 95% confidence bounds of 65.6% and 83.5%, respectively.

Inclusion and exclusion criteria used for this study were consistent with those used for other endometrial ablation technologies in their respective FDA clinical studies.

The primary effectiveness endpoint was reduction in blood loss assessed using the time-tested and validated PBLAC menstrual diary scoring system. Patient success was defined as a reduction in PBLAC score from 150 or greater pre-treatment to a PBLAC score of 75 or less 12, 24, and 36 months post-procedure without incidence of acute treatment failure or additional therapy to control menorrhagia during the follow-up.

Efficacy results

Patient follow-up and compliance during this study were 100% completion of the 12-month visit and no patients lost to follow-up.

The primary effectiveness endpoint was to determine if the success rate for our Minerva endometrial ablation system was equal to or less than the OPC of 65.6%. In patients treated with our Minerva endometrial ablation system, the 12-, 24-, and 36-month follow-up success rates (heavy menstrual bleeding reduced to less than the normal level) were 91.8%, 91.9%, and 93.1%, respectively, and were statistically significantly greater than FDA-established OPC success rate of 66% (p < .0001). A secondary analysis performed using the same approach demonstrated that the success rate of the Minerva treatment was also statistically significantly greater than the OPC’s 95% upper confidence bound of 83.5% (p < .0001). The results are presented below:

Success rates	12 months* (Total N = 110)		24 months** (Total N = 101)			36 months** (Total N = 101)
Normal or less monthly bleeding	n	%	n		%	n	%

Success N (%)	101	91.8	92.8	†	91.9	94	93.1

95% CI	(85.0, 96.2)		(86.2, 97.6)			(86.2, 97.2)

N = total number of study patients; CI = confidence interval

* Based on PBLAC diary scores

** Based on questionnaires

† Estimated number of successes using a regression multiple imputation procedure

The secondary effectiveness endpoints included amenorrhea rates (zero bleeding), patient satisfaction, treatment time, and anesthesia. Amenorrhea rates were evaluated using PBLAC diary scores during the first 12 months and based on responses to questions during the long-term follow-up an average of 4.8 years after the procedure. The amenorrhea rate was 66.4% and 57.4% at 12 months and an average of 4.8 years of follow-up, respectively. The results are presented below:

Amenorrhea rate (At 12 months and greater than 36 months post treatment)	12 months* (Total N = 110)		>36 months** (Total N = 101)
	n	%	n	%

N (%)	73	66.4	58	57.4

95% CI	(56.7, 75.1)		(47.2, 67.2)

N = total number of study patients; CI = confidence interval

* Based on PBLAC diary scores

** Based on questionnaires; mean follow-up time 4.8 years

Patient satisfaction was also assessed at the 12-month follow-up, and out of those patients who responded to the survey, 97.6% (81/83) were satisfied or very satisfied with the Minerva procedure. Patient satisfaction during long-term follow-up was reported as 97.2% (70/72) at 24 months, and 98.9% (92/93) at 36 months. In addition, at the 12-month follow-up interval, 98.8% (82/83) of patients stated that they maybe or definitely would recommend the procedure to a friend or a relative.

The mean procedure time from insertion of the Minerva handpiece to the time of removal was determined to be 3.9 ± 1.5 minutes. General anesthesia was administered to approximately 9% of patients. Over 57% of patients received a paracervical block with IV sedation and approximately 12% received IV sedation.

Premenstrual symptoms and dysmenorrhea, or menstrual pain or cramps, were evaluated at baseline and following the Minerva procedure. At the 12-month follow-up, reduction in pre-menstrual symptoms was reported by 80.8% (84/104). At 24 and 36 months of follow-up, 65.3% (47/72) and 72% (67/93) of patients reported a reduction in pre-menstrual symptoms, respectively. For the same time intervals, 54.8% (57/104) of study patients who were treated reported a reduction in dysmenorrhea at 12 months, and 48.6% (35/72) and 55.9% (52/93) reported a reduction at 24 and 36 months, respectively.

Avoidance of hysterectomy

During the 12-month follow-up period, hysterectomy was avoided in 100% of study patients. Furthermore, no patients required any other additional medical or surgical interventions to control uterine bleeding. At 36 months of follow-up, hysterectomy was avoided in over 99% of study participants, with one patient undergoing hysterectomy between 12 and 24 months following the procedure for pre-existing pelvic pain unrelated to the endometrial ablation. No other hysterectomies were reported during the 36-month study period.

Safety results

The primary safety measure was based on the adverse events (AEs) reported during the study. AEs for the Minerva procedure were reported from the time of procedure through the 36-month follow-up. Serious adverse events (SAEs) included pelvic inflammatory disease, which was not observed during the follow-up period two weeks to 12 months post-procedure and pelvic cramping was observed in two patients (2.0%) during the follow-up period 12 to 36 months post-procedure. The type and rate of reported AEs were consistent with those commonly observed with endometrial ablation independent of the modality used.

Minerva Single-Arm Study conclusions

This multi-center study demonstrated that the Minerva system and procedure was well tolerated and produced results that were statistically significantly superior compared with the OPC. The Minerva procedure produced high amenorrhea and patient satisfaction rates, was fast, easy to use, and required less general anesthesia. We believe these results suggest that the Minerva endometrial ablation system could be considered a minimally invasive treatment method of choice since hysterectomy was ultimately avoided in all but one case.

The results of our Minerva ES Single-Arm Study as compared to the published results of the OPC comparison group studies are summarized in the table below. For the products in the OPC group, we have included the procedure times, amenorrhea rates, success rates, and hysterectomy rates. All of these important data are published in the FDA-approved Instructions for Use and Summary of

Safety and Effectiveness documents for the respective products. Only success rate results were utilized by the FDA to establish the OPC that was utilized by the FDA in granting the Minerva ES PMA approval.

Manufacturer	Minerva Surgical, Inc.	Hologic, Inc.	CooperSurgical, Inc.	Minerva Surgical, Inc.	Johnson & Johnson - Ethicon Inc.	Microsulis Medical Ltd.
Device	Minerva ES	Novasure	Her Option	Genesys HTA	ThermaChoice(1)	MEA(1)
Energy Utilized	PlasmaSense	Radiofrequency	Cryoablation	Heated Saline	Heated Water Balloon	Microwave
Uterine Anatomy	Normal	Normal	Normal	Normal and Abnormal	Normal	Normal
Mean Procedure Time	3.1 minutes	5.0 minutes	>10 minutes	26.4 minutes	27.4 minutes	3.45 minutes
Amenorrhea rate	71.6%	36.0%	22.0%	35.0%	13.2%	55.3%
Success Rate	91.8%	77.7%	67.4%	68.4%	80.2%	87.0%
Hysterectomy Rate (at 36 months post-treatment)	0.9%	6.3%	8.3%	10.2%	8.6%	No data available

(1)
No longer commercially available.

Summary of Minerva RCT study

Our RCT study was a Company-sponsored prospective, multi-center, randomized, international clinical study of female patients between 25 and 50 years of age diagnosed with menorrhagia, or excessive menstrual bleeding, who had received no endometrial pre-treatment. A total of 153 female patients were randomized 2:1 with 102 patients treated with the Minerva endometrial ablation system and 51 patients treated with rollerball ablation, as the control, at 13 investigational centers in the United States, Canada, and Mexico. Menstrual bleeding data were collected at baseline, 6 and 12 months post-procedure. Long-term safety and effectiveness outcomes at 24 and 36 months were also collected for this study.

Inclusion and exclusion criteria used for this study were consistent with those used for other endometrial ablation technologies in their respective FDA clinical studies.

The primary effectiveness endpoint was reduction in blood loss as assessed using the Alkaline Hematin (AH) method, which is a validated, quantitative method of measuring blood loss by assessing the used sanitary products. Patient success was defined as a reduction in AH value ³ 160 ml to AH value £ 80 ml at 12, 24, and 36 months post-procedure without incidence of acute treatment failure or additional therapy to control menorrhagia during the follow-up.

Efficacy results

The 12-month follow-up success rate was 93.1% in the Minerva group and was demonstrated to be statistically significantly higher (Fisher’s exact test, p = .02) when compared to the 80.4% success rate in the control group. The results are presented below:

Success rate	12 months
	Minerva ES N=102	Control N = 51	p-value

N (%)	95 (93.1)	41 (80.4)	.02
95% CI	86.4, 97.2	66.9, 90.2

N = total number of study patients; CI = confidence interval

The secondary effectiveness endpoints included amenorrhea rates, patient satisfaction, treatment time, and anesthesia. Amenorrhea rates, or no menstrual bleeding rates, were evaluated at 12 months based on AH value, or subject to certification of no bleeding during the 30-day period prior to the follow-up visit. The amenorrhea rate at 12-month follow-up was 71.6% (73/102) for the Minerva-treated patients and 49.0% (25/51) for the control group, with this difference also achieving statistical significance (Fisher’s exact test, p = .01). The results are presented below:

Amenorrhea* rates	12 months
	Minerva ES N=102	Control N = 51

N (%)	73 (71.6)	25 (49.0)

95% CI	61.8, 80.1	34.8, 63.4

N = total number of study patients; CI = confidence interval

* Based on AH value or patient’s written certification of no bleeding 30 days prior to 12-month visit

Patients were asked about their level of satisfaction with their endometrial ablation treatment for menorrhagia at the 12-month follow-up. A significantly higher rate of satisfaction was observed in the Minerva group at 91.9% versus 79.5% reported by the control group (Fisher’s exact test, p < .05). Patients were also asked if they would recommend the procedure to a friend or relative. At 12-month follow up, 94.9% (94/99) of the patients in the Minerva group and 88.6% (39/44) of patients in the control group said they maybe or definitely would recommend the procedure to a friend or relative with a similar problem.

The mean procedure time from insertion of the Minerva handpiece to the time of removal was determined to be 3.1 ± 0.5 minutes and was statistically significantly less than the procedure time for the control group, which was 17.2 ± 6.7 minutes (unequal variance t test, p < .0001). In addition, the mean cervical dilation for the Minerva group of 6.8 ± 1.1mm was statistically significantly less than the cervical dilation used for the control group, which was 9.3 ± 1.5 mm (t test, p < .0001).

The reduction of pre-menstrual symptoms at one-year post-procedure was slightly higher in the patients treated with the Minerva endometrial ablation system 53.5% (53/99) compared to the control group 43.2% (19/44). For the reduction in dysmenorrhea, or menstrual pain or cramps, one year after treatment however, the outcomes were similar for the two groups, with the Minerva group showing 46.5% (46/99) and the control group 45.5% (20/44).

Safety results

The primary safety measure was based on the AEs reported during the study. AEs for the Minerva procedure were reported from the time of procedure through the 36-month follow-up. For the follow-up period from 12 to 36 months post-procedure, the only SAE (serious adverse event) considered to be related to the device or the procedure included one case of chronic pelvic pain secondary to hematometra. The percent of patients with one or more device- or procedure-related AEs was similar between the Minerva group compared to the control group during the 12-month follow-up period post-procedure. The most common AEs reported are set forth below.

Adverse Events and Symptoms	Follow-up period <24 hours post-procedure		Follow-up period ³24 hours to 2 weeks post-procedure		Follow-up period ³2 weeks to 12 months post-procedure
N (%)	Minerva N = 102	Control N = 51	Minerva N = 102	Control N = 51	Minerva N = 102	Control N = 51
Pelvic Cramping	51 (50.0)	23 (45.1)	0 (0.0)	0 (0.0)	0 (0.0)	0 (0.0)
Vaginal Discharge and/or Unpleasant Vaginal Smell or Burning or Other Abnormal Sensation	32 (31.4)	16 (31.4)	1 (1.0)	0 (0.0)	0 (0.0)	0 (0.0)
Bleeding or Spotting	39 (38.2)	15 (29.4)	0 (0.0)	0 (0.0)	0 (0.0)	0 (0.0)
Nausea and/or Vomiting	17 (16.7)	8 (15.7)	0 (0.0)	0 (0.0)	0 (0.0)	0 (0.0)
Weakness, Fatigue, Sleepiness, Lack of Concentration, Dizziness	5 (4.9)	1 (2.0)	1 (1.0)	1 (2.0)	0 (0.0)	0 (0.0)
Abdominal Pain	0 (0.0)	0 (0.0)	3 (2.9)	1 (2.0)	0 (0.0)	0 (0.0)
Circulatory Symptoms	5 (4.9)	3 (5.9)	0 (0.0)	0 (0.0)	0 (0.0)	0 (0.0)

N = total number of study patients

Other clinical observations

During the 12-month follow-up period, hysterectomy was reported in 2.9% of patients in the Minerva group and 5.9% of patients in the control group, respectively. Compared with the Minerva group, a greater number of patients in the control group required additional medications, including oral contraceptives, tranexamic acid, or surgical treatment to control bleeding at one year. The rate of medical and surgical reintervention for excessive bleeding was 2.9% in the Minerva group, compared with 11.8% in the control group.

Long-term follow-up

Study participants were followed for a total of 36 months. A total of 88/102 (86.3%) of Minerva patients and 37/51 (72.5%) of patients in the control group completed the 36 months of follow-up, representing long-term retention rates similar or better than in other similar studies. Per FDA recommendations when conducting Intent-to-Treat (ITT) statistical analysis, all patients lost to follow-up were considered study failures, resulting in study success erosion for both arms of the study. However, the difference in success, amenorrhea, and patient satisfaction between the Minerva group and control group of the study remained statistically stable. The final study report has been submitted to the FDA and the results have been included in the product’s approved labeling.

Minerva RCT study conclusions

The results of this multicenter RCT demonstrated that at the 12-month follow-up, the Minerva procedure produced statistically significantly higher rates of success, amenorrhea, and patient satisfaction, as well as a shorter procedure time compared with the “gold-standard” rollerball ablation. Safety results were similar for both procedures and showed that the Minerva procedure was well tolerated.

Genesys HTA

The safety, effectiveness and clinical benefits of our Genesys HTA were evaluated in a pivotal clinical trial, which included 276 patients enrolled in clinical centers in the United States. The results from this pivotal trial served as the basis for the FDA approval of a PMA in April 2001 and met all its primary and secondary effectiveness endpoints.

Summary of PMA Pivotal study

Our Genesys HTA pivotal study was a multi-center, randomized, concurrently controlled clinical trial. A total of 276 female patients across nine investigational centers in the United States were randomized 2:1 between the Genesys HTA device (HTA) or rollerball ablation, as the control, with 187 patients in the HTA group and 89 patients in the control group. Patients received one dose of Lupron 7.5mg on menstrual cycle day 21 ± 2 days and the procedure took place 19 to 27 days after injection and menstrual bleeding data were collected at baseline, two weeks, and 3, 6, and 12 months post-procedure. Long-term safety and effectiveness outcomes at 24 and 36 months were also collected for this study, and similar safety and effectiveness results were subsequently demonstrated in a number of clinical studies post-approval.

Inclusion and exclusion criteria used for this study were consistent with those used for other endometrial ablation technologies in their respective FDA clinical studies.

The primary effectiveness endpoint was reduction in blood loss assessed using the FDA standard and validated PBLAC menstrual diary scoring system. Patient success was defined as a statistical difference of <20% in patient success rates between the HTA and control group in the reduction in PBLAC score from 150 or greater pre-treatment to a PBLAC score of 75 or less at 12 months post-procedure. Subjects reporting amenorrhea (no menstrual bleeding), spotting, hypomenorrhea (less than normal menstrual bleeding), or eumenorrhea (normal menstrual bleeding) at 24 and 36 months were considered to have a successful outcome.

Efficacy results

The 12- 24- and 36-month follow-up success rates were 68%, 74%, and 68% for the HTA group, respectively, and 76%, 76%, and 70%, for the control group, respectively. Amenorrhea rates were also evaluated at 12, 24, and 36 months based on PBLAC diary scores. The amenorrhea rates at 12, 24, and 36 months were 35%, 37%, and 39% for the HTA group, respectively, and 47%, 38%, and 35% for the control group, respectively. The results are presented below:

Bleeding rates N = 276	HTA N = 187			Control N = 89
Months post treatment	12*	24**	36**	12*	24**	36**
Number of successful patients	128	139	127	68	68	62
Study success rate	68%	74%	68%	76%	76%	70%
Number of patients with amenorrhea	66	70	72	42	34	31
Amenorrhea rate	35%	37%	39%	47%	38%	35%

N = total number of study patients; CI = confidence interval

* Based on diary score

** Based on questionnaire response

The secondary effectiveness endpoints included responses from a quality of life (QoL) questionnaire. QoL scores at pre-treatment and 12, 24, and 36-months post-procedure for both HTA and control study groups are presented in the table below:

Quality of Life (QoL)	HTA	Control

Number of subjects who responded at 12 months	167	83

QoL score (mean ± SD)†
At baseline	54.2 ± 13.5	53.3 ± 13.5
At 12 months	13.0 ± 15.0	11.4 ± 15.2

Leisure activities affected
At baseline	70.1%	66.3%
At 12 months	21.6%	28.9%

Work and activities of daily life affected
At baseline	90.4%	91.0%
At 12 months	19.8%	20.0%

Number of subjects who responded at 24 months	151	74
QoL score at 24 months++	11.0	10.0

Number of subjects who responded at 36 months	136	67
QoL score at 36 months++	5.0	4.5

† The QoL information was obtained from the Ruta QoL questionnaire, with a scoring scale range of 2.6 to 89.5. A higher score is associated with increased menorrhagia (e.g., mild = 37.6; moderate = 46.7; and severe = 50.7)

++ There is no standard deviation noted for 24 or 36 months

Safety results

Safety endpoints included AEs associated with each procedure, including device-related complications, time of procedure, and type of anesthesia used. AEs for both the HTA and control group were reported from the time of procedure through the 12 months of follow-up. AEs included transient change in appearance of the cervical epithelium, urinary tract infection (UTI), endometritis, hematometra, and thermal injury. The number of AEs was similar between the HTA group compared to the control group during the follow-up period three to 12 months post-procedure. There was a higher number of AEs in the HTA group compared to the control group at follow-up two weeks post-procedure. The most common AEs in the HTA group were uterine cramping, transient change in appearance of the cervical epithelium, vomiting, nausea, and abdominal pain.

Adverse Events and Symptoms	Follow-up period At two weeks post-procedure		Follow-up period Three to 12 months post-procedure
N(%)	HTA Group N = 184	Control N = 85	HTA Group N = 184	Control N = 85
Uterine cramping	37 (20%)	11 (13%)	25 (14%)	8 (9%)
Transient change in appearance of the cervical epithelium	19 (10%)	0 (0%)
Vomiting	17 (9%)	2 (2%)	3 (2%)	0 (0%)
Nausea	16 (9%)	4 (5%)	3 (2%)	0 (0%)
Abdominal pain	6 (3%)	0 (1%)	2 (1%)	1 (1%)

N = total number of study patients

Post-approval study

A multi-center, single-arm, performance goal, prospective registry study with 1,014 enrolled patients across 18 investigational sites was conducted using investigators experienced with the HTA system. The primary hypothesis of the post-approval study was that the patient rate of clinically significant burns was not significantly greater than 1.0%. The rate of clinically significant burns for the evaluated patient population was statistically significantly lower (p<.005) than the hypothesis rate of 1.0% with one clinically significant burn reported (0.1%). This result enabled preclusion of additional subject enrollment and the study ceased at 1,014 patients.

Post-market studies

The HTA system was subsequently evaluated in a large number of clinical research efforts, the results of which were published in over 76 peer-reviewed original research articles and abstracts. We believe these published results and decades of physician use have supported the validity of the data derived from the original FDA clinical study, demonstrating and re-confirming the safety and effectiveness of the HTA system.

Symphion

The safety, effectiveness, and clinical benefits of our Symphion system have been evaluated in several clinical studies that have resulted in seven publications in the peer-reviewed Journal of Minimally Invasive Gynecology. For example, we have interpreted the study results from Laberge P. et al. published in November-December 2014 to demonstrate that the procedure performed with the Symphion does not result in thermal damage that would be detrimental to future fertility. In an abstract published in November-December 2014, Brill et al. concluded that Symphion provides accurate fluid delivery in response to set pressure. According to an abstract published by Stockwell EL et al. in November-December 2016, Symphion had the least amount of variability when responding to changes in pressure compared to the external pressure monitors used in the Myosure and Truclear systems. We also have interpreted the abstract by Garcia A. et al. published in November-December 2014 to validate the safety of the Symphion in the office setting.

Resectr

Resectr’s effectiveness was evaluated by Demaegd, HMI et al., in an abstract published in the Journal of Minimally Invasive Gynecology in November-December 2016, and we interpret the results of this study to demonstrate that the Resectr met the evaluators’ expectations regarding speed and simplicity of use with tissue resections occurring within less than three minutes.

Sales and marketing

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. Our commercial team works closely with our customers to ensure quality outcomes for their patients.

As of December 31, 2021, our commercial team consisted of approximately 90 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales force is organized by geographic territory and each sales territory is managed by one of our Territory Managers, who act as the primary customer contact and educate physicians in the use of our products. Most Territory Managers have extensive experience selling medical devices, generally focused on capital equipment and disposable devices used in the operating room environment. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. Additionally, we have implemented programs to assist physicians in raising patient awareness about the availability of alternative treatments for AUB by means other than drug therapy, other device-based procedures, and hysterectomy. We dedicate significant resources to educating physicians in the applicability and use of our solutions. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

We believe that significant opportunities still exist for further targeted penetration into markets we currently serve, as well as the development of new sales territories. Our acquisition of BSC’s intrauterine health assets in May 2020 enabled us to offer a broader suite of products, each uniquely attuned to the needs of physicians so that they can treat a broader spectrum of patients. The acquisition also opened up new accounts, which had not been using the Minerva ES, to our commercial team. We believe the cross-selling opportunity for our highly complementary products will continue to accelerate our ability to reach a greater number of hospitals, physicians and patients while increasing productivity of our sales force and commercial infrastructure. Our ability to broaden and deepen our relationships with our existing and newly acquired accounts allows us to compete more effectively with our primary competitors.

The following graphic depicts our Minerva ES key accounts and highlights the new accounts that were historically purchasing BSC’s intrauterine health products:

We plan to expand our commercial activities by recruiting and training additional field-based personnel in order to broaden awareness for and use of our products. We expect to continue focusing on increasing utilization of our products by existing customers and expanding our customer base. We seek to recruit sales and marketing employees with strong sales backgrounds, with direct experience with medical device products and an understanding of the reimbursement process. We believe investing in a scalable, highly focused direct sales force and continuing the development of our marketing efforts will help us increase adoption of our solutions, driving continued revenue growth and market penetration.

We believe there is a significant population of women who are very interested in a procedure that would completely stop their menstrual bleeding. In 2017, we conducted a survey regarding women’s intrauterine health. Of the 1,116 women who participated in the survey, 33% (364 women) stated that they believed they had heavy menstrual bleeding. The same 1,116 survey participants were asked if they would be interested in a three-minute outpatient procedure that would significantly reduce or eliminate their menstrual bleeding. 52% (578 women) of the study participants stated they would be interested. The same 52% who were interested in the procedure were asked if they would prefer a treatment outcome that produced zero bleeding or just a significant reduction in bleeding. 90% (521 women) stated they would prefer zero bleeding (amenorrhea).

We intend to continue to promote awareness of our products and the solutions they provide by educating OB/GYNs. We plan to continue to develop our relationships with credible third parties, such as ACOG and AAGL, focusing on patient and physician education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and through presentations at various industry and healthcare conferences. We believe that many patients suffering from AUB are eager for the solutions that our products can provide. We also intend to continue direct-to-patient education through our website and other means, where patients and their physicians can find educational materials about our products, determine if they are eligible, and find contact information for OB/GYNs who perform procedures with our products.

Research and development

Our research and development team evaluates new product opportunities, product enhancements, and alternative applications of our proprietary technology. These activities are undertaken to improve patient outcomes and expand our addressable market. The research and development team also focuses on simplifying and automating the manufacturing process, reducing manufacturing costs, and improving yields. We intend to leverage our core technologies to develop and expand our product offerings through development of new products and technologies, improvement of our existing portfolio of products and acquisition of complementary products. For example, our team is currently focused on evaluating options to expand our Symphion product line in order to provide a broader set of compatible solutions for our Symphion controller that will provide additional procedure solutions at a number of different price points.

Current and future research and development efforts will also involve sustaining engineering activities focused on continued enhancements and cost reductions for our other products. Our research and development team is working on product manufacturability and reliability enhancements across all product lines in order to further enhance our products’ ease-of-use and overall system reliability for our customers.

Manufacturing and supply

Our products are manufactured, assembled, and packaged in various locations across the United States, China, Germany, and Costa Rica. We rely on a combination of in-house finished product manufacturing and third-party contract manufacturer organizations to produce our products. We also rely on third-party suppliers for the raw materials, components, and sub-assemblies used in our products. Our corporate headquarters in Santa Clara, California supports in-house production and distribution operations, including manufacturing, quality control, raw material, and finished goods storage. We also use a contract third-party logistics partner (3PL) in Memphis, Tennessee to provide additional distribution operations.

Our product lines include four device systems and the main composition of each system is as follows:

•
Minerva ES Endometrial Ablation System: controller and single-use disposable handpiece.
•
Genesys HTA Endometrial Ablation System: controller and single-use disposable ProCerva procedure set.
•
Symphion Tissue Removal System: controller, hysteroscope, single-use disposable Fluid Management Accessory (FMA), and single-use disposable resecting device.
•
Resectr Tissue Resection Device: single-use disposable 5Fr and 9Fr devices.

We rely on third-party contractors to manufacture our Minerva ES disposable handpiece and controller. For our single-use disposable handpiece, we finish the assembly and packaging at our facility in Santa Clara. Our controllers are tested and packaged at our Santa Clara facility and then placed in finished goods inventory. We are currently duplicating the final assembly of our single-use disposable handpiece with a contract manufacturer in China to supplement the manufacturing that occurs in our Santa Clara facility. We expect the new contract manufacturer to be operational in 2022, pending FDA approval.

We transferred the manufacturing of the Genesys HTA controller from BSC to a third-party contract manufacturer and received FDA approval for the transfer. Additionally, we transferred the manufacturing and sterilization of the Genesys HTA ProCerva procedure set to third-party contract manufacturers and are waiting for FDA approval for these transfers. BSC has agreed to supply additional products on commercially reasonable terms through March 2022 in order to ensure a smooth transition to the third-party contract manufacturers which we expect to complete before year end.

Our Symphion and Resectr supply chains will remain unchanged from the processes that were in place at the time we acquired these assets from BSC pursuant to the APA (described below). Our Symphion product line will continue to be produced by contract manufacturers in the United States, Germany, and Costa Rica. Our Resectr will continue to be assembled by a contract manufacturer in the United States.

We have a standard operating procedure for supplier evaluation and monitoring. We depend on a limited number of single-source suppliers to manufacture our components, sub-assemblies, and materials, and may not be able to find replacements or immediately transition to alternative suppliers, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition, and results of operations. These single source suppliers provide us with dual pressure sensor monitors, plasma array balloons, custom injection molded and ceramic parts, hollow fiber filters, and complex programmable logic devices, among others. These components, sub-assemblies, and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies, and materials and we do not carry a significant inventory of these components.

Many of our third-party contractors are single-source suppliers. We have supply agreements with our contract manufacturers while procuring our materials on a purchase order basis. Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements, and current market demand for the components, sub-assemblies, and materials. Suppliers are routinely evaluated, qualified/re-qualified, and approved based on industry standards and through a stringent supplier management program including on-site audit, as required. This qualification process includes various evaluations, assessments, qualifications, validations, testing, and inspections to ensure the supplier can meet acceptable quality requirements. We have a strict change control policy with our suppliers to ensure that no design or process changes are made without our prior approval. Our current suppliers are capable of continuing to meet our specifications while maintaining high quality standards. We typically maintain one to two months of finished product in inventory.

We moved to our current Santa Clara facility in April 2020. Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s QSR for medical devices sold in the United States, set forth in 21 CFR part 820. We are also subject to applicable local regulations relating to the environment, waste management, and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment, and remediation of hazardous substances. The FDA monitors compliance with the QSR through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. We believe our manufacturing operations in Santa Clara and the manufacturing operations of our subcontractors are in compliance with regulations mandated by the FDA, QSR requirements, and other governmental regulators. We believe that our facilities are sufficient to meet our current and anticipated manufacturing needs for at least the next two years.

Our failure, or the failure of our third-party suppliers, to maintain acceptable quality requirements could result in the shutdown of our manufacturing operations or the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to qualify a new supplier, which could adversely affect manufacturing of our products and result in manufacturing delays as well as have a material adverse effect on our business and financial condition.

Our agreements with Boston Scientific Corporation (BSC) related to the acquisition of the Genesys HTA, Symphion, and Resectr assets are as follows:

Asset Purchase Agreement (as amended)

We entered into an Asset Purchase Agreement with BSC and certain of its affiliates on April 28, 2020, which was subsequently amended on May 14, 2021 and September 9, 2021 (the BSC Purchase Agreement), pursuant to which we purchased the right to certain products and technology for the treatment of abnormal uterine bleeding (the Transferred Intellectual Property), including the Genesys HTA, Symphion, and Resectr (collectively, the IUH Products), in exchange for 1,331,411 shares of our Series D redeemable convertible preferred stock and an aggregate amount in cash equal to $30.0 million, $15.0 million of which was paid at the closing on May 11, 2020. The remaining $15.0 million was paid after the completion of the IPO. In addition, the BSC Purchase Agreement contains three separate milestone payments for up to an additional $30.0 million that we may be obligated to pay through 2023 as described below:

•
A revenue-based milestone payment equal to $5.0 million, if net revenue from the IUH Products is less than or equal to $30.0 million in calendar year 2021, and an additional $5.0 million if net revenue is greater than $30.0 million in calendar year 2021 (the First Revenue Milestone). The First Revenue Milestone is expected to be paid in the first quarter of 2022.
•
A revenue-based milestone payment equal to $5.0 million, if net revenue from the IUH Products exceeds $30.0 million in calendar year 2022, and an additional $5.0 million if net revenue is greater than $37.0 million in calendar year 2022 (the Second Revenue Milestone). If earned, the Second Revenue Milestone is expected to be paid in the first quarter of 2023.
•
A development-based milestone payment equal to $10.0 million, was earned when BSC delivered into finished goods inventory at least 20 Symphion controllers that were available for sale, at least 50% of which fully incorporated certain design revisions (the Development Milestone). We have agreed that this milestone was earned, and the Development Milestone was paid in November 2021, subsequent to the completion of the IPO.

Minerva Out-License Agreement

In connection with the BSC Purchase Agreement, we entered into a non-exclusive license agreement with BSC on May 11, 2020, pursuant to which we granted BSC a non-exclusive, royalty-free license to certain intellectual property rights transferred under the BSC Purchase Agreement (the Transferred Intellectual Property) within fields of use other than the intrauterine resection of tissue or the intrauterine ablation of tissue. BSC separately granted us a non-exclusive, royalty-free license to any improvement, enhancement, or modification made by or on behalf of BSC to the Transferred Intellectual Property, within the field of use relating to the intrauterine resection of tissue or the intrauterine ablation of tissue. Unless terminated earlier, the Minerva Out-License Agreement will remain in effect until the expiration of the last of the patents included in the Transferred Intellectual Property expires.

BSC Out-License Agreement

In connection with the BSC Purchase Agreement, we entered into an exclusive license agreement with BSC on May 11, 2020, pursuant to which BSC granted us an exclusive, royalty-free license to certain intellectual property rights (Licensed Intellectual Property), within the field of use relating to the intrauterine resection of tissue or the intrauterine ablation of tissue. We separately granted BSC a non-exclusive, royalty-free license to any improvement, enhancement, or modification made by or on our behalf to the Licensed Intellectual Property, within fields of use other than the intrauterine resection of tissue or the intrauterine ablation of tissue. The BSC Out-License Agreement will remain in effect in perpetuity.

Transition Services Agreement

In connection with the BSC Purchase Agreement, we entered into a Transition Services Agreement (the TSA) with BSC on May 11, 2020, pursuant to which BSC must provide certain services, including IUH Products-related operations and transfer complaint processing and reporting, distribution services, finance, information technology, customer service, supplier management, regulatory matters, sales training, and marketing (collectively, the Seller Services) to us for a transitional period following completion of the sale of the Transferred Intellectual Property. With respect to any Seller Service, we must pay for reasonable and documented out-of-pocket third-party costs or expenses incurred by or on behalf of BSC, any agreed-upon fees, and any taxes incurred. The TSA will end on the date on which all Seller Services have been terminated or are no longer being provided or because their terms have expired or, as to any particular Seller Service, upon the end of the time period set forth for such Seller Service in the TSA, whichever is earlier. All Seller Services are expected to terminate by March 2022. Each party to the TSA has the right to terminate it by written notice to the other if the other party is in material breach of its obligations and the other party fails to remedy that breach within 30 days after receiving written notice.

Supply Agreement

In connection with the BSC Purchase Agreement, we entered into a Supply Agreement with BSC on May 11, 2020 (the Supply Agreement), pursuant to which BSC agreed to manufacture and supply the IUH Products to us in accordance with our instructions, and we agreed to order the IUH Products using our form purchase order at agreed-upon product prices.

Unless terminated earlier, the Supply Agreement will continue in full force and effect until the expiration or termination of the TSA. Upon termination or expiration of the Supply Agreement, BSC must fulfill any open purchase orders and we must purchase all IUH Products subject to such open purchase orders, unless the termination was due to BSC’s breach of the Supply Agreement. In addition, we must purchase from BSC, at cost, all raw material and components used in the IUH Products and work in progress and finished inventory of IUH Products held by BSC at the time of termination or expiration of the Supply Agreement.

Competition

The medical device industry, including the market for the treatment of AUB, is highly competitive and subject to change. It is significantly affected by the introduction of new products and technologies and other market activities of industry participants. Many other methods exist for the treatment of AUB. Competing therapies utilize a variety of energy sources and delivery techniques. We currently face direct competition for the treatment of AUB primarily from Hologic, Inc., Medtronic plc, and CooperSurgical, Inc., each of which currently markets an FDA-approved endometrial ablation or tissue resection device. In addition to these devices, alternative treatments of AUB exist, such as drug therapy and hysterectomy.

As drug therapy is an alternative to our procedures, our competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women. Some of our competitors that sell hormonal drugs or other devices for endometrial ablation and tissue resection are large companies that enjoy significant competitive advantages, including:

•
greater name recognition;
•
established relationships with healthcare professionals, customers, and third-party payors;
•
established distribution networks;
•
additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives; and
•
greater resources for product development, sales, and marketing.

We anticipate that other companies will dedicate significant resources to developing competing products and therapies. Current or future competitors may develop technologies and products that cost less or demonstrate better safety or effectiveness, clinical results, or ease of use than our products. Our products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

We believe the principal competitive factors in our market include:

•
product safety and proven long term effectiveness;
•
strength of high-quality clinical evidence;
•
reliability and ease of use;
•
customer marketing, service, and distribution;
•
effective physician and patient education;
•
physician, physician organization, and key opinion leader acceptance;
•
patient outcomes and feedback;
•
availability of reimbursement; and
•
patent protection.

Our competitors may acquire or in-license competitive products and could directly compete with us. Competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume physicians, and indirectly, through attractive product bundling with complementary products that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. For example, we believe our competitors have historically undercut the price of our products by offering their products at lower prices to incentivize leading hospitals, ASCs, and physician offices to order more of their products. Smaller companies could also launch new or enhanced products and services that we do not offer and that could gain market acceptance quickly. Additionally, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we can. As companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our products. In addition to competing for market share, we also compete against our competitors for personnel, including qualified sales and other employees that are necessary to grow our business.

Government regulation

United States Food & Drug Administration

Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, as well as other federal and state regulatory bodies in the United States. These laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, safety, efficacy, manufacturing, packaging, labeling, storage, installation, record keeping and reporting, clearance or approval, marketing, distribution, adverse event reporting, advertising, promotion, import and export, and post-marketing surveillance of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, approval from the FDA of a PMA, or receipt of de novo classification from the FDA. The 510(k) clearance, PMA approval, and de novo classification processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the general controls for medical devices, which require compliance with the applicable portions of current good manufacturing practice regulations known as the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful, and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the general controls and special controls, as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents, and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, or devices that have a new intended use or use advanced technology that are not substantially equivalent to that of a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the general controls and special controls described above. Therefore, these devices are subject to the PMA process, which is generally more costly and time consuming than the 510(k) process.

Clinical trials and the investigational device exemption process

Clinical trials are almost always required to support a PMA and de novo classification request, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (IDE), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating, or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE,and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety, or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

The 510(k)-clearance process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2021, the standard user fee for a 510(k) premarket notification submission is $12,432.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, the device is automatically classified into Class III. The device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process or seek risk-based reclassification of the device through the de novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

After a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until marketing authorization is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k)-clearance process, and such proposals could include increased requirements for clinical data and a longer review period or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k)-clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains list device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

The PMA approval process

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling.

Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA, although in practice the review of an application more often occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Prior to approval of a PMA, the FDA will generally conduct pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2021 includes a standard application fee of $365,657.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

De Novo classification

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (FDASIA) in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.

Ongoing regulation by FDA

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation, and other quality assurance procedures during the manufacturing process;
•
labeling regulations, advertising and promotion requirements, restrictions on sale distribution or use of a device, each including the FDA general prohibition against the promotion of investigational products or promotion of approved or cleared products for any uses other than those authorized by the FDA, which are commonly known as “off label” uses;
•
requirements related to promotional activities;
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•
medical device reporting (MDR) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•
FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulation;
•
medical device corrections, recalls, and removal reporting regulations, which require that manufactures report to the FDA field corrections, recalls or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health;
•
device tracking requirements; and
•
post-market surveillance regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our products under development.

The FDA has broad regulatory compliance and enforcement powers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•
warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; been fully interpreted by the regulatory authorities or the courts, and their provisions are open to various interpretations. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

United States healthcare reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue, and impact sales of and reimbursement for our current and future products. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (ACA) in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal and replace the ACA will impact the law or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, or expanding access. We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

U.S. coverage and reimbursement

In the United States, our currently cleared products are not separately reimbursed by any third-party payors and if covered, are paid for as part of the surgical procedure. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Because there is often no separate reimbursement for products used in surgical procedures, the additional cost associated with the use of our products can impact the profit margin of the hospital or ASC where the surgery is performed. As a result, failure by physicians, hospitals, ASCs, and other users of our products to obtain coverage and adequate reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies, may adversely impact demand for our products.

The process for determining whether a third-party commercial payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party coverage and reimbursement for endometrial ablation and tissue resection procedures performed in the hospital, ASC or physician office setting is well established in the United States. These procedures are generally covered and reimbursed by private healthcare insurance and managed care payors. In general, the procedures using our products are generally billed by hospitals, ASCs and physicians using established Category I Current Procedural Terminology (CPT) billing codes. CPT codes are developed and maintained by the American Medical Association and used by physicians to report all professional services associated with the procedures using our products. CPT codes are also used by hospitals and ASCs to report the technical component associated with these procedures. Procedures performed using our products are reimbursed differently depending on the place of service, as described in the following chart:

CPT Code*	Description*	Office-Based Professional Fee**	Facility-Based Professional Fee**	ASC Facility Fee**	Hospital Outpatient Facility Payment**

58353	Minerva ES – Endometrial ablation, thermal, without hysteroscopic guidance	$1,057	$237	$1,863	$4,410

58563	Minerva ES – Hysteroscopy, surgical; with endometrial ablation (e.g. endometrial resection, electrosurgical ablation, thermoablation)	$2,258	$253	$1,863	$4,410

58563	Genesys HTA – Hysteroscopy, surgical; with endometrial ablation (e.g. endometrial resection, electrosurgical ablation, thermoablation)	$2,258	$253	$1,863	$4,410

58555	Symphion – Hysteroscopy, diagnostic (separate procedure)	$372	$156	$1,298	$2,623

58558	Symphion – Hysteroscopy, surgical; with sampling (biopsy) of endometrium and/or polypectomy, with or without D&C	$1,496	$237	$1,298	$2,623

58559	Symphion – Hysteroscopy, surgical; with lysis of intrauterine adhesions (any method)	N/A	$292	$1,863	$4,410

58560	Symphion – Hysteroscopy, surgical; with division or resection of uterine septum (any method)	N/A	$322	$1,863	$4,410

58561	Symphion – Hysteroscopy, surgical; with removal of leiomyomata	N/A	$367	$1,863	$4,410

58558	Symphion – Hysteroscopy, surgical; with sampling (biopsy) of endometrium and/or polypectomy, with or without D&C	$1,496	$237	$1,298	$2,623

* Level 1 (numeric) CPT codes and descriptions are copyrighted by the American Medical Association

** These estimates are based on the national Medicare payment rates for calendar year 2021.

Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals, and ASCs for procedures during which our products are used. These updates could directly impact the demand for our products. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. While MACRA applies only to Medicare reimbursement, Medicaid and private payors often follow Medicare payment limitations in setting their own reimbursement rates, and any reduction in Medicare reimbursement may result in a similar reduction in payments from private payors, which may result in reduced demand for our products. However, there is no uniform policy of coverage and reimbursement among payors in the United States. Therefore, coverage and reimbursement for procedures can differ significantly from payor to payor.

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, and exploration of more cost-effective methods of delivering healthcare. In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita

(patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products. The marketability of our products may suffer if government and commercial third-party payors fail to provide adequate coverage and reimbursement. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union medical devices landscape

The European Union (EU) has adopted numerous directives, regulations and standards regulating the design, manufacture, investigations, conformity assessment, labeling, and adverse event reporting for medical devices. Until recently, medical devices were regulated by Council Directive 93/42/EEC (the EU Medical Devices Directive). EU directives must be implemented into the national laws of the EU member states and national laws may vary from one member state to another. On May 25, 2017, Regulation 2017/745 (the EU Medical Devices Regulation), entered into force, which repeals and replaces the EU Medical Devices Directive. The Medical Devices Regulation was originally intended to become applicable three years after publication, but in April 2020 the transition period was extended by the European Parliament and the Council of the EU by an additional year—until May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025. However, medical devices placed on the market after May 26, 2021 have to comply with the new requirements provided by the EU Medical Devices Regulation.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I of the EU Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (which must, in particular, comply with ISO 13485:2016 related to Medical Devices Quality Management Systems). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Notified body certificates of conformity are valid for a fixed duration (which shall not exceed five years). Throughout the term of the certificate, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions (FSCAs) to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

The advertising and promotion of medical devices is subject to some general principles set forth by EU directives. According to the EU Medical Devices Directive, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at national level. EU member states laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

On May 25, 2017, the EU Medical Devices Regulation entered into force and became applicable as of May 26, 2021. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

Among other things, the EU Medical Devices Regulation:

•
strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
sets up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and
•
strengthens the rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Other international laws

In Europe, various countries have adopted anti-bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

For instance, in the United Kingdom, under the U.K. Bribery Act 2010, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the U.K. Bribery Act 2010. An individual found in violation of the U.K. Bribery Act 2010, faces imprisonment of up to ten years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

Privacy and data protection laws

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing, and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

As of May 25, 2018, Regulation 2016/676, known as the General Data Protection Regulation (GDPR) replaced the Data Protection Directive with respect to the processing of personal data in the European Union (the GDPR requirements are applicable in the EEA).

The GDPR imposes many requirements for controllers and processors of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states could subject us to regulatory sanctions, delays in investigations, criminal prosecution and/or civil fines or penalties (for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the “Schrems II” case that the EU-U.S. Privacy Shield, a mechanism for the transfer of personal data from the EU to the U.S., was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. Changes to the GDPR and applicable national data privacy laws, including with respect to how these laws should be applied in the context of investigations or other transactions from which we may gain access to personal data, could increase our compliance costs and exposure to potential liability.

Intellectual property

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, which includes seeking and maintaining patents covering our technology and products, proprietary processes and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of our know how and trade secrets that may be important to the development of our business.

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, and other intellectual property laws, employment, confidentiality and invention assignment agreements, and protective contractual provisions with our employees, contractors, consultants, advisors, suppliers, partners, and other third parties. We generally require out employees, contractors, consultants, and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also generally require our employees, contractors, consultants, and advisors who we work with on our products to agree to disclose and assign to us all inventions conceived during the scope of their work or services provided, using our property or resources or which related to our business. Despite any measures we take to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

As of December 31, 2021, we owned 27 issued U.S. patents covering the Minerva ES, with expected expiration ranging from August 2029 to January 2038, not accounting for potentially available patent term adjustment or extension. We owned 17 issued U.S. patents and 20 issued foreign patents in Germany, Great Britain and Ireland covering the Genesys HTA, with expected expiration ranging from November 2028 to December 2035, not accounting for potentially available patent term adjustment or extension. We owned 23 issued U.S. patents and 31 issued foreign patents in France, Germany, Great Britain, Ireland, Italy, Netherlands, Spain, Switzerland covering the Symphion, with expected expiration ranging from October 2031 to April 2037, not accounting for potentially available patent term adjustment or extension. We owned five issued U.S. patents covering the Resectr, with expected expiration ranging from

February 2031 to February 2036, not accounting for potentially available patent term adjustment or extension. Our material patents, their jurisdiction, expiration date, and the product to which they relate, are listed in the table below:

Jurisdiction	Patent No.	Expiration	Product	Title	Type of Patent
US	US9814520	March 22, 2032	Minerva ES	System and method for endometrial ablation	Utility
US	US9743978	October 20, 2033	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US9636171	November 13, 2029	Minerva ES	Methods and systems for endometrial ablation utilizing radio frequency	Utility
US	US9585712	October 11, 2031	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US9421059	November 13, 2031	Minerva ES	Device for endometrial ablation having an expandable seal for a cervical canal	Utility
US	US9339330	March 22, 2032	Minerva ES	System and method for endometrial ablation	Utility
US	US9289257	June 6, 2032	Minerva ES	Methods and systems for endometrial ablation utilizing radio frequency	Utility
US	US9259262	May 19, 2034	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US9186208	August 23, 2029	Minerva ES	Systems for endometrial ablation	Utility
US	US9050103	June 9, 2033	Minerva ES	System and method for endometrial ablation	Utility
US	US9050102	June 13, 2033	Minerva ES	System and method for endometrial ablation	Utility
US	US8956348	December 17, 2033	Minerva ES	Methods and systems for endometrial ablation	Utility
US	US8939971	August 1, 2033	Minerva ES	System and method for endometrial ablation	Utility
US	US8926629	October 11, 2031	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US8715278	October 9, 2031	Minerva ES	System for endometrial ablation utilizing radio frequency	Utility
US	US8529562	December 11, 2031	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US10758300	October 6, 2031	Minerva ES	Methods for endometrial ablation	Utility
US	US10722298	October 20, 2033	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US10588689	October 11, 2031	Minerva ES	Systems and methods for endometrial ablation	Utility
US	US10456194	June 9, 2032	Minerva ES	System and method for endometrial ablation	Utility
US	US10105176	November 13, 2029	Minerva ES	Methods and systems for endometrial ablation utilizing radio frequency	Utility
US	US10052150	April 26, 2031	Minerva ES	Device for endometrial ablation having an expandable seal for a cervical canal	Utility
US	US9775542	January 3, 2031	Minerva ES	Apparatus for evaluating the integrity of a uterine cavity	Utility
US	US8394037	November 16, 2030	Minerva ES	Systems and devices for evaluating the integrity of a uterine cavity	Utility
US	US10213151	January 27, 2037	Minerva ES	Systems and methods for evaluating the integrity of a uterine cavity	Utility

Jurisdiction	Patent No.	Expiration	Product	Title	Type of Patent
US	US8343078	August 31, 2030	Minerva ES	Methods for evaluating the integrity of a uterine cavity	Utility
US	US11020045	January 29, 2038	Minerva ES	Systems and methods for evaluating the integrity of a uterine cavity	Utility
US	US10441353	June 24, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US8974448	May 20, 2033	Symphion	Tissue extraction devices and methods	Utility
US	US9636170	June 22, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US9839473	June 22, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US10603104	April 4, 2033	Symphion	Tissue extraction devices and methods	Utility
US	US9439720	May 15, 2034	Symphion	Tissue extraction devices and methods	Utility
US	US9743979	August 30, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US10499987	August 17, 2032	Symphion	Tissue cutting systems and methods	Utility
US	US9737362	July 18, 2034	Symphion	Tissue cutting systems and methods	Utility
US	US10667857	October 20, 2031	Symphion	Tissue extraction devices and methods	Utility
US	US8512326	October 20, 2031	Symphion	Tissue extraction devices and methods	Utility
US	US8728066	October 20, 2031	Symphion	Tissue extraction devices and methods	Utility
US	US9549754	July 6, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US9254142	February 14, 2034	Symphion	Tissue extraction devices and methods	Utility
US	US9827037	April 9, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US10531912	May 2, 2033	Symphion	Medical device and methods	Utility
US	US10537227	April 6, 2037	Symphion	Medical devices and methods	Utility
US	US9439677	December 31, 2033	Symphion	Medical device and methods	Utility
US	US9498244	August 28, 2034	Symphion	Medical systems and methods	Utility
US	US9597149	May 23, 2034	Symphion	Tissue extraction devices and methods	Utility
US	US9999466	October 30, 2032	Symphion	Tissue extraction devices and methods	Utility
US	US10238412	August 29, 2034	Symphion	Tissue resecting systems and methods	Utility
US	US9486233	October 31, 2034	Symphion	Tissue resecting systems and methods	Utility
US	US10376278	February 15, 2036	Resectr	Tissue resectors with cutting wires, hand operated tissue resecting systems and associated methods	Utility
US	US10667836	February 15, 2036	Resectr	Tissue resectors, hand operated tissue resecting systems, and associated methods	Utility
US	US9107691	October 19, 2030	Resectr	Apparatus for rotating medical devices, systems including the apparatus, and associated methods	Utility
US	US8845621	February 13, 2031	Resectr	Apparatus for rotating medical devices, systems including the apparatus, and associated methods	Utility
US	US11000307	October 20, 2032	Resectr	Apparatus for rotating medical devices, systems including the apparatus, and associated methods	Utility
US	US8628311	August 11, 2031	HTA	Thermal ablation system with dispensable therapeutic agent	Utility
US	US9788881	May 31, 2030	HTA	Thermal ablation system with dispensable therapeutic	Utility
US	US8814851	August 23, 2029	HTA	Thermal ablation system	Utility
US	US9226789	November 19, 2028	HTA	Thermal ablation system	Utility

Jurisdiction	Patent No.	Expiration	Product	Title	Type of Patent
US	US8147443	August 3, 2030	HTA	Indirect fluid flow measurement	Utility
US	US8632531	December 23, 2028	HTA	Indirect fluid flow measurement	Utility
US	US8146420	June 1, 2030	HTA	HTA fluid level and fluid type measurement	Utility
US	US8596118	November 25, 2028	HTA	HTA fluid level and fluid type measurement	Utility
US	US8790334	February 22, 2032	HTA	Fluid recirculation debris handling system	Utility
US	US9504511	March 11, 2030	HTA	Fluid recirculation debris handling system	Utility
US	US9144450	February 10, 2034	HTA	Fluid sealant compositions and various medical applications pertaining to the same	Utility
US	US9848910	December 23, 2035	HTA	Medical device for tissue ablation and related methods of use	Utility
US	US10034702	September 15, 2032	HTA	Device for circulating heated fluid	Utility
US	US8226635	May 24, 2031	HTA	Device for circulating heated fluid	Utility
US	US8231658	April 30, 2031	HTA	Introducer device with locking adaptor	Utility
US	US8689592	April 30, 2031	HTA	Introducer device with locking adaptor	Utility
US	US8597305	November 23, 2030	HTA	Tenaculum stabilizer device	Utility

In May 2020, we acquired a portfolio of patents from BSC pursuant to the BSC Purchase Agreement. The patents acquired from BSC expire between March 2025 and October 2037. Some of the acquired patents were subject to a third-party license.

As part of the BSC Purchase Agreement, we also acquired licenses to patents that expire between June 2032 and March 2036. The patents and licenses acquired through the BSC Purchase Agreement cover our Symphion, Genesys HTA, and Resectr products.

We entered into a license agreement with Hermes Innovations, LLC (Hermes) in October 2008 (the Hermes License Agreement), pursuant to which Hermes has granted us a worldwide, exclusive, royalty-free license to certain of its patents related to tissue ablation to develop, manufacture, commercialize and otherwise exploit products covered by such patents, including our Minerva ES system, solely in the field of use of medical devices for treating a female patient’s uterus and fallopian tubes (Field of Use). Concurrently, we granted to Hermes a worldwide, perpetual, exclusive, irrevocable, paid-up, royalty-free license under all improvements we made between October 2008 and October 2011 relating to the licensed patent rights to develop, manufacture, commercialize, and otherwise exploit products covered by such improvements outside the Field of Use. In consideration for the license granted to us, we issued to Hermes 3,520,000 shares of our common stock. Hermes may terminate the Hermes License Agreement upon 60 days’ written notice to us in the event we materially breach any of our obligations thereunder and the breach remains uncured during such 60 days. The Hermes License Agreement will expire upon the cancellation or expiration of the last-to-expire patent licensed to us. The last to expire of these patents will expire in August 2029.

As of December 31, 2021, we had 40 pending patent applications globally, including 21 in the United States and 19 outside the United States.

As of December 31, 2021, we had trademark registrations for “Minerva,” “Minerva ES”, “Symphion”, “Genesys HTA”, “Genesys HTA Procerva”, and “PlasmaSense” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 43 trademark registration applications.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing products.

Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. For example, we are in litigation with Hologic, Inc., involving one of our patents. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. For more information, see “Risk Factors—Risks Related to Our Intellectual Property” and “Item 3–Legal proceedings." below for more information on risks related to intellectual property litigation.

Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling, or using the product, any of which could severely harm our business.

We also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Facilities

Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located at 4255 Burton Drive, Santa Clara, CA 95054. The facility is approximately 32,719 square feet and is compliant with all relevant state and federal requirements. Our lease on this facility runs through May 2023. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs for at least the next two years and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Human capital resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees and consultants into our company. As of December 31, 2021, we have 157 full-time employees in U.S. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good. We believe that our diverse backgrounds, unique strengths, talents, and viewpoints make up the fabric of a strong culture. We strive to maintain an environment which is collaborative, and provides for open communication and mutual respect.

Our people and culture objectives include identifying, recruiting, retaining, and integrating our existing and new employees, advisors, and consultants into our company and culture. We offer what we believe is an attractive mix of cash and stock-based compensation and benefit plans to support our employees and their families’ physical, mental, and financial well-being. Our compensation programs also help to increase stockholder value and contribute to the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short- and long-term business goals. We have developed an equitable, merit-based total compensation and rewards program for our employees. Below are some of the benefits offered to employees, most of which become effective shortly following their start date:

•
medical, dental and vision insurance;
•
401K retirement plan;
•
flexible spending accounts for medical expenses, childcare, parking, and transit;
•
health savings accounts (with employer contribution);
•
life insurance;
•
short & long-term disability;
•
voluntary benefits;
•
paid time off and leave of absences;
•
employee assistance program; and
•
wellness program.

We believe our personal and professional growth and development is key to our success. We invest in training, education and coaching for our employees. Our commercial team employees initially train for three weeks and subsequently continue ongoing professional development throughout their tenure to support our customers with high standards of quality and service.

We are also committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, and our business needs. We believe in the richness and quality of a working environment that is diverse and inclusive.

Employee safety is a continuing priority. We provide assessment, identification, and implementation of measures to support the health and safety of our employees via our safety committee and external partners. We have maintained strict protocols and provided personal protective equipment during the pandemic to continue to successfully operate within the recommended CDC and local county health department guidelines.

Item 1A. Risk factors

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred significant operating losses since inception. Our net loss was $21.5 million for the year ended December 31, 2021 and $18.3 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $249.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The Company received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions.

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
•
delays in product shipments resulting from global supply chain constraints, uncorrected defects, reliability issues, or a supplier’s failure to produce components that consistently meet our quality specifications;
•
price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components and inflation;
•
inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
•
difficulty identifying and qualifying alternative suppliers for components in a timely manner;
•
inability of suppliers to comply with applicable provisions of the FDA’s QSR or other applicable laws or regulations enforced by the FDA or California and other state regulatory authorities and foreign regulatory authorities;
•
inability to ensure the quality of products and components manufactured by third parties;
•
production delays related to the evaluation and testing of products and components from alternative suppliers and corresponding regulatory qualifications;
•
delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and
•
an outbreak of disease or similar public health threat, such as the existing threat of COVID-19 or international hostilities, including the outbreak of war in the Ukraine, particularly as it may impact our supply chain.

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

We expect these challenges to continue to impact the number of endometrial ablation and tissue resection procedures in 2022, but the extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the COVID-19 pandemic. Procedures like an endometrial ablation or tissue resection may be less of a priority than other priorities for those patients who have lost their jobs, are furloughed, have reduced work hours, or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians at their offices, in ASCs or in hospitals due to fear of contracting COVID-19. The reduction in physician visits, the increase in deferred treatments, and patient behaviors are translating into fewer than expected endometrial ablation and tissue resection procedures being performed in the current environment.

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

We may experience inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, may experience inflationary pressure affecting the cost of the components for our products and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

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
•
timing and adequacy of supply chain to meet demand in a timely manner or obtain products at acceptable prices due to global supply chain constraints;
•
natural disasters, acts of war, outbreaks of disease or public health crises, such as COVID-19;
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
•
be aware of the appropriate sequence of actions detailed in the operator’s manual, along with the troubleshooting section in the event the system detects a high CO2flow rate during the uterine integrity test, which may be indicative of a uterine perforation; and
•
review the patient selection criteria for the clinical trials or investigations to determine which patients are appropriate for the procedures associated with our products.

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

We believe that our cash and cash equivalents, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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

As of December 31, 2021, we had U.S. federal and California state net operating loss carryforwards (NOLs) of $188.1 million and $139.7 million, respectively. NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2028 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We performed an analysis and determined that we have experienced an ownership change in February 2010 as a result of stock transfers and the issuance of preferred stock.

Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80.0% of our taxable income in tax years beginning after December 31, 2020. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. See Note 10 to our audited financial statements and notes thereto for the year ended December 31, 2021.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

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
•
natural disasters and political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (FCPA), and comparable laws and regulations in other countries.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents, along with pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell, and/or export our products or to use product names. For example, in November 2015, Hologic and Cytyc Surgical (collectively, Hologic), filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of four patents and asserting various other claims including unfair competition, deceptive trade practices, and tortious interference with business relationships. Hologic dropped two of the patents before trial. Pre-trial, the district court determined that we infringed two of Hologic’s asserted patents and that these two patents were valid. At trial, the district court ruled against Hologic’s non-patent claims as a matter of law, and the jury found no willfulness and awarded Hologic damages in the amount of about $4.8 million, which the court increased post-trial to include supplemental damages and interest, bringing the total amount of damages to approximately $7.2 million. Subsequently, one of the two patents was determined to be invalid by the U.S. Court of Appeals for the Federal Circuit, and the district court denied Hologic’s request for an injunction. As to the remaining patent, it expired shortly after trial on November 19, 2018, thereby capping the damages (other than interest that continues to accrue pending appeal). On June 29, 2021, the U.S. Supreme Court vacated and remanded the Federal Circuit’s decision that Minerva cannot challenge the validity of the remaining patent due to assignor estoppel. A decision from the Federal Circuit on remand as to the invalidity of the remaining patent is expected to take several months. We have posted a bond of approximately $7.2 million pending appeal. In July 2020, Hologic filed a related case against us in the U.S. District Court for the District of Delaware asserting that our redesigned endometrial ablation system infringed the one remaining patent currently on appeal for a period of about five months until that patent expired on November 19, 2018. This related case has been stayed pending appeal. We have spent a substantial sum of money and other resources in defending against these two litigation matters and we expect to continue to incur significant litigation expenses going forward. We cannot provide any guarantee that the Hologic claims, or any other intellectual property claims, will be resolved in our favor. For more information on the litigation matters with Hologic, Inc., see “Item 3-Legal proceedings.”

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

Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents, trademarks, or other intellectual property rights, which could be expensive, time consuming and unsuccessful. Competitors may infringe our issued patents, trademarks, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. For example, in April 2017, we initiated an action in the U.S. District Court for the Northern District of California alleging that one of Hologic’s products infringes one of our patents. This action was subsequently transferred to the U.S. District Court for the District of Delaware. On July 23, 2021, the district court found on summary judgment that our ‘208 patent is invalid, dismissed the case, and entered judgment. On August 24, 2021, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. We have incurred substantial expenses litigating against Hologic. We cannot provide any guarantee that our claim against Hologic will be resolved in our favor. For more information on the litigation matters with Hologic, Inc., see “Item 3–Legal proceedings.” In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market, and an adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition, and results of operations.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market, or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation, or policies, when and if promulgated, enacted, or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

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
•
the FCPA and other local anti-corruption laws that apply to our international activities;

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
•
analogous state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, state laws, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Before a new medical device, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act (FDCA), approval of a PMA by the FDA, or grant of a de novoclassification request from the FDA, unless an exemption applies.

In many cases, the process of obtaining PMA approval, which was required for Minerva ES and Genesys HTA, is much more rigorous, costly, lengthy, and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based on extensive data, including technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk, such as life sustaining, life supporting, or implantable devices. In the de novoclassification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions. Modifications to products that are approved through a PMA application generally need prior FDA approval of a PMA supplement. Similarly, some modifications made to products cleared through a 510(k) submission may require a new 510(k) clearance, or such modification may put the device into Class III and require PMA approval or the grant of a de novo classification request.

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
•
the data from our pre-clinical studies and clinical trials or investigations may be insufficient to support clearance, de novoclassification, approval, or certification, where required;
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

As a condition of approving a PMA application or granting a de novorequest, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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
•
operating restrictions, partial suspension, or total shutdown of production; lawsuit
•
denial of our requests for marketing authorizations or certifications for new products, new intended uses, or modifications to existing products;
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

Risks related to ownership of our common stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in October 2021, there had been no public market for shares of our common stock. The lack of an active market may impair investor's ability to sell shares at the time the investors wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other products, technologies, or businesses using our shares as consideration. There can be no guarantee that we will continue to satisfy the continued listing standards of The Nasdaq Global Market. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a negative effect on the price of our common stock.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors including:

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
•
developments in our industry; and
•
deteriorating market conditions due to investor concerns regarding inflation and potential hostilities between Russian and Ukraine.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of lock-up and other legal restrictions on resale, the trading price of our common stock could decline. Each of our directors and officers and substantially all of our other stockholders and option holders have entered into a lock-up agreement with the underwriters that restricts their ability to sell or transfer their shares. The lock-up agreements pertaining to the IPO will expire 180 days from the date of the final prospectus, underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

As of December 31, 2021, the holders of an aggregate of 28,822,283 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

During the preparation of our financial statements for the years ended December 31, 2021 and 2020 and we identified a material weakness in internal control over financial reporting primarily related to a lack of timely, effective review over the financial statement close process. During the periods under audit, we did not have a sufficient complement of qualified personnel within the accounting function and had a lack of segregation of duties to adequately conduct review and analysis of certain routine transactions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, are located at 4255 Burton Drive, Santa Clara, CA 95054, where we currently lease approximately 32,719 square feet of office space, research and development facilities, manufacturing and distribution centers pursuant to a lease dated June 4, 2021.

Item 3. Legal Proceeding

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, and other legal and regulatory proceedings involving commercial disputes, competition, intellectual property disputes, and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability or our acquisitions, securities issuances, or our business practices, including public disclosures about our business. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We have been involved in multiple patent litigation matters in the past several years and we expect that given the litigious history of our industry and the higher profile of operating as a public company, other third parties, in addition to the parties identified herein, may claim that our products infringe their intellectual property rights. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict.

We are currently involved in the following litigation matters with Hologic, Inc.:

First Hologic action

On November 6, 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) brought a lawsuit alleging that the Minerva ES infringes four patents and asserting various commercial law claims in the U.S. District Court for the District of Delaware. We denied that we infringed and alleged that the asserted patents are invalid. We also countersued on our own commercial law claims. On June 2, 2016, the district court denied Hologic’s motion seeking a preliminary injunction. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (the ’183 patent) and 9,095,348 (the ’348 patent). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. However, the district court denied our motion to dismiss or stay that patent.

A few weeks before trial, on June 28, 2018, the district court held on summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the district court also granted Hologic’s motion to reject our invalidity defenses under 35 U.S.C. §112 based on the doctrine of assignor estoppel. Starting on July 16, 2018, the district court held a jury trial on the remaining issue of damages for patent infringement of the ’183 and ’348 patents, willful infringement of the ’348 patent, our breach of contract and unfair competition claims, and Hologic’s unfair competition claims. During trial and as to the commercial law claims, the district court only allowed our breach of contract and certain unfair competition allegations to go to the jury. Hologic’s alleged damages with respect to patent infringement amounted to just under $16.9 million. Ultimately, the jury awarded just under $4.8 million and found no willfulness by us. The jury also did not find any breach of contract or unfair competition. After jury trial, the district court rejected Hologic’s request for enhanced damages, but allowed supplemental damages including pre- and post-trial interest. On April 19, 2019, Court of Appeals for the Federal Circuit unanimously affirmed the invalidity of the ’183 patent, which was the only patent on which Hologic was relying in its motion for a permanent injunction as the ’348 patent expired in November 2018. As a consequence, the district court denied Hologic’s post-trial motion for a permanent injunction.

On June 3, 2019, the district court issued its final judgment entering judgment in favor of Hologic as to the infringement of the ’348 patent, and awarding Hologic (i) damages in the amount of $4,787,668, plus prejudgment interest in the amount of $270,533 and post-judgment interest at the statutory rate of 2.44%; and (ii) supplemental damages in the amount of $1,629,304 for sales from April 1, 2018 through August 13, 2018, plus prejudgment interest on that amount at the prime rate compounded quarterly from the date of infringement to August 13, 2018 and post-judgment interest thereafter at the statutory rate until such time as the judgment is paid. Both parties appealed to the Federal Circuit. On October 11, 2019, the District Court approved our supersedeas bond in the amount of $7,094,974 and stayed the execution of the final judgment pending the final resolution of the parties’ appeals.

On April 22, 2020, the Federal Circuit affirmed the district court’s decisions on appeal, except for the district court’s award of pre- and post-judgment interest on the supplemental damages award, which was vacated and remanded. Both parties filed Petitions for a writ of certiorari with the U.S. Supreme Court. The Supreme Court granted our petition, but denied Hologic’s petition. Our petition presented a question for review by the Supreme Court whether assignor estoppel should preclude us from asserting invalidity in the case. The oral argument took place April 21, 2021. On June 29, 2021, the Supreme Court vacated and remanded the Federal Circuit’s decision that Minerva cannot challenge the validity of the ’348 patent due to assignor estoppel. Oral argument at the Federal Circuit took place on January 27, 2022 and a decision from the Federal Circuit on remand as to the invalidity of the ’348 patent is expected to take a few months.

Meanwhile, on August 28, 2020, the district court issued its amended final judgment pursuant to the Federal Circuit’s remand. The district court amended the award to Hologic as follows: (i) damages in the amount of $4,787,668 plus prejudgment interest in the amount of $270,533 and post-judgment interest at the statutory rate of 2.44% from August 13, 2018 until such time as the judgment is paid; and (ii) supplemental damages in the amount of $1,629,304 from April 1, 2018 through November 19, 2018, plus pre-judgment interest in the amount of $79,073 and post-judgment interest at the statutory rate of 2.28% from June 3, 2019 until such time as the judgment is paid. The District Court also stayed all actions and proceedings to execute the amended final judgment pending appeal. On November 11, 2020, we increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal.

Second Hologic action

On April 11, 2017, we brought a patent infringement lawsuit alleging that Hologic’s NovaSure ADVANCED product infringes our U.S. Patent No. 9,186,208 in the Northern District of California and seeking damages from Hologic. Hologic has answered and counterclaimed that it does not infringe, that the patent is invalid, and that the asserted patent needed correct inventorship. We sought a preliminary injunction, and that motion was denied on January 5, 2018. On February 2, 2018, pursuant to stipulation of the parties, this matter was transferred to the District of Delaware. On July 20, 2021, the district court granted Hologic’s Daubert motion excluding certain expert opinions regarding infringement. On July 23, 2021, the district court found on summary judgment that our ‘208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, we filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

In April 2017, the Company sued Hologic for willful infringement of a Company patent in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed. On July 20, 2021, the district court granted Hologic’s Daubert motion excluding certain expert opinions regarding infringement. On July 23, 2021, the district court found on summary judgment that the Company’s patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company filed its notice of appeal and has appealed to the Federal Circuit. Our opening brief was filed on December 9, 2021. Hologic’s response brief was filed on March 4, 2022, our response is due on March 25, 2022 and no date for oral argument has been set.

Third Hologic action

On July 8, 2020, Hologic brought a patent infringement lawsuit alleging that our redesigned Minerva ES infringed the ’348 patent (the same patent at issue in the First Action). Hologic is seeking damages for approximately five months of sales, starting at the end of June 2018 to November 2018 when the ’348 patent expired. Hologic also alleged willful infringement. We answered denying infringement and willfulness and asserting that the patent is invalid. All fact and expert discovery has been completed, except for issues regarding invalidity of the ’348 patent. On January 22, 2021, we filed a motion to stay the case pending the Supreme Court’s review of the First Action. On April 6, 2021, the Court granted our motion and stayed the action pending exhaustion of the appeals in the First Action

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information for common stock

Our common stock has traded on The Nasdaq Global Market under the symbol “UTRS” since our initial public offering on October 22, 2021. Prior to that date, there was no public market for our common stock.

As of March 11, 2022, there were approximately 164 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.

Dividend policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreement with CIBC limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. Payment of future cash dividends, if any, will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law which provides that dividends are only payable out of surplus or current net profits.

Use of IPO proceeds

On October 21, 2021, the Company's registration statement on Form S-1 (File No. 333- 259832) relating to its initial public offering ("IPO") of common stock became effective. The Company issued and sold 6,250,000 shares of its common stock, at a public offering price of $12.00 per share, for aggregate gross proceeds of $75.0 million. The Company received $69.8 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million. The total IPO offering costs other than underwriting discounts and commissions were $3.2 million. As of December 31, 2021, all expenses incurred in connection with our IPO have been paid.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No.333- 259832), which was declared effective by the SEC on October 21, 2021. J.P. Morgan Securities LLC, Piper Sandler & Co., UBS Securities LLC and SVB Leerink LLC acted as joint book-running managers for the offering. Shares of our common stock began trading on The Nasdaq Global Select Market on October 22, 2021 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final Prospectus.

Repurchase of shares or of company equity securities

None.

Unregistered sales of equity securities

From January 1, 2021 through December 31, 2021, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-6.046 reverse stock split that occurred on October 14, 2021:

1.
From January 1, 2021 through October 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-259832), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 1784,075 shares of our common stock under our equity compensation plans, at exercise prices ranging from $0.61 to $13.12 per share. These grants were made in reliance on the exemptions from registration afforded under Rule 701 or Section 4(a)(2) of the Securities Act, as the grants were not issued in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.
2.
From January 1, through October 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-259832), we issued and sold to our officers, directors, employees (including awards assumed through acquisitions), consultants and other service providers an aggregate of 1,969,575 shares of our common stock upon the exercise of options under our equity compensation plans, at an exercise price of $0.61 per share. These issuances were made in reliance on the exemptions from registration afforded under Rule 701 and Section 4(a)(2) of the Securities Act for the same reasons discussed above for the original option grants.

3.
Immediately prior to the IPO, we issued 7,006,297 shares of Series D redeemable convertible preferred stock to 31 accredited investors upon the automatic conversion of convertible promissory notes in the aggregate principal amount of $7.2 million. In issuing these notes, we relied on Regulation D, Rule 506(b), as the issuance was to purchasers who are “accredited investors” as defined by Regulation D. We relied upon representations and warranties made by each purchaser that such purchaser was either qualified as an accredited investor, as defined by Rule 501 under the Regulation D or was a non-U.S. person who acquired the securities. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the convertible promissory notes. Each of such non-U.S. investors was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our audited financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Prior to May 2020, we sold only one product, the Minerva ES Endometrial Ablation System (Minerva ES) for women with AUB attributed to a non-structural cause. In May 2020, we acquired certain assets from Boston Scientific Corporation (BSC), including all rights to the Genesys HTA Endometrial Ablation System (Genesys HTA), Symphion Tissue Removal System (Symphion), and Resectr Tissue Resection (Resectr) product lines. The assets acquired included all future value associated with the developed products and rights of ownership for the products. We did not assume any liabilities associated with BSC’s product activities, except for an immaterial warranty liability for installed Genesys HTA controllers. We expect to be liable for future variable milestone obligations to BSC, in the maximum amount of $15.0 million in total as described in our financial statements and notes based on sales of the BSC products in 2021 and 2022.

We utilize contract manufacturers for a significant portion of our products. This includes all of our controllers and significant subcomponents of our disposable devices. BSC manufactures the Genesys HTA and its ProCerva procedure set at its facility. In connection with the BSC product acquisition, we entered into a supply agreement with BSC relating to the Genesys HTA system and certain of its components. Pursuant to the supply agreement, BSC will supply us with systems and procedure sets until the earlier of March 2022 or such time as we have successfully transferred manufacturing to a third-party manufacturer. The Symphion and Resectr products were previously manufactured for BSC by various third-party manufacturers. We intend to rely on the same manufacturers to supply us with these products and we are in the process of assuming those relationships directly.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As December 31, 2021, our commercial team consisted of approximately 90 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

Since our inception, we have generated significant losses. To date, we have financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. In February, May and November 2019, we raised a total of $21.0 million through the sale and issuance of convertible notes. In May 2020, we raised $15.0 million through the sale and issuance of additional convertible notes. In December 2019, we entered into a Credit Agreement (the Ares Agreement) with Ares Capital Corporation and Ares Direct Finance I LP (collectively, Ares) providing for an aggregate of up to $40.0 million in debt financing, including an initial term loan of $30.0 million (the Ares Loan). We used part of the proceeds from the Ares Loan to repay the principal, interest, and fees due under our previously existing term loan with Silicon Valley Bank (SVB).

On October 8, 2021, we entered into a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement. Most of the proceeds of the CIBC Loan were used to repay the Company’s entire obligation under its existing loan agreement with Ares. On October 21, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of its common stock at a public offering price of $12.00 per share, for aggregate gross proceeds of $75.0 million. We received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions.

In 2021, we generated revenue of $52.1 million, with a gross margin of 58.6% and a net loss of $21.5 million compared to revenue of $37.8 million, with a gross margin of 50.6% and a net loss of $18.3 million in 2020.As of December 31, 2021, we had an accumulated deficit of $249.6 million, cash and cash equivalents of $40.6 million and $40.0 million principal outstanding under the CIBC Agreement before debt discount, exit fees and issuance cost.

Factors impacting our performance

We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:

Our ability to retain and expand our experienced commercial team and increase its productivity

We have made significant investments in, and will continue to invest in, recruiting, training, and retaining our experienced and specialized direct sales team. Significant education and training are required for our team to achieve the level of technical competency with our products that is expected by clinicians and to gain experience building demand for our products. Upon completion of initial training, our personnel typically require time in the field to grow their network of accounts, build relationships with clinicians and increase their productivity to the levels we expect. We believe successfully training, developing, and retaining additional sales personnel be required to achieve growth. In addition, the loss of any productive sales personnel would have a negative impact on our ability to grow our business.

Physician, patient, and hospital awareness and acceptance of our solutions

In order to grow our business, we will need to continue making significant investments in educating providers, physicians, and patients on the advantages of our products for the treatment of AUB. Our goal is to establish our solutions as the standard of care for AUB. We intend to continue to promote awareness of our products through educating physicians, providers, key opinion leaders, and various medical societies on the proven clinical benefits of our products. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media, and online education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. These efforts require significant investment by our marketing and sales organization, and vary depending upon the physician’s practice specialization, and personal preferences and geographic location of physicians, surgery centers, and patients.

Integration of our newly acquired products into our existing sales and marketing organization

In May 2020, we entered into a Transition Services Agreement (TSA) with BSC under which we transitioned the operations and activities for sales and marketing, contractual arrangements with third party contract manufacturing relationships, customer service, regulatory and quality affairs, and accounting and finance operations from BSC over the subsequent six months to assume full responsibility for these activities by November 2020. We will continue to transition manufacturing arrangements for internally-manufactured products to new third-party manufacturers over the next 12 months to transfer all FDA licenses to us. Our acquisition of the BSC intrauterine health assets enabled us to offer a broad suite of products for the treatment of non-structural and structural causes of AUB in most uterine anatomies. We believe the following key indicators are contributing to the growth of our business

•
new products acquired from BSC expanding our product portfolio;
•
cross-selling of Minerva ES into existing BSC accounts;
•
cross-selling of the Genesys HTA, Symphion, and Resectr into established Minerva ES accounts;
•
a significant increase in physician office accounts with the BSC product acquisition;
•
signing agreements with group purchasing organizations (GPOs) and large independent delivery networks (IDNs); and
•
hospitals and ASCs reopening to accept patients for elective procedures following the COVID-19 pandemic.

Competition

Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and the sales and marketing activities of industry participants. Our goal is to establish our solution as the standard of care for AUB. Some of our competitors have competitive advantages, including longer operating histories, significantly greater resources and name recognition, and established relationships with physicians and hospitals that treat patients with AUB. In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business. Certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time.

Leveraging our manufacturing capacity to further improve our gross margin

With our current operating model and infrastructure, we believe that we have the capacity to significantly increase our manufacturing production. As we grow our revenue and sell more units, our fixed manufacturing costs will be spread over more units, which we believe will reduce our manufacturing costs on a per-unit basis and in turn improve our gross margin. In addition, we intend to continue investing in manufacturing efficiencies in order to reduce our overall manufacturing costs. However, other factors will continue to impact our gross margin such as the cost of materials, inflationary pressure, components and subassemblies, pricing, customer discounts, incentives, support services, geographic sales mix, and potential seasonality.

Investing in research and development to expand our addressable market

We have historically invested and expect to continue to invest in research and development. We intend to continue investing in existing and innovative technologies to further improve our products and clinical outcomes, enhance the patient and provider experience, and broaden the patient population that can be treated with our products. In addition, we are continuing to invest in product enhancements and new features and engineering improvements to our products.

While research and development activities are time-consuming and costly, we believe that a pipeline of product enhancements and new products that improve efficacy, safety, and ease of use is important for supporting increased adoption of our products. In the future, we may seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities, or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments.

Seasonality

We have experienced, and expect to continue to experience, revenue seasonality at the end of the year primarily due to the annual cycle around patient medical deductibles and co-payments. We have seen higher procedure volume in the fourth calendar quarter for the past several years as our procedures have an elective element to them, and while the procedures in which our products are used are considered elective by many insurance companies, the procedures are fully reimbursed by virtually all private and government insurance payors.

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

We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions have continued to work from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our other employees and their families from potential exposure to COVID-19, until recently all other staff in our Santa Clara headquarters were requested to work from home. Certain of these other employees had begun to return to our headquarters full or part-time during the third quarter of 2021, although we are reviewing the impact of COVID-19 on employee safety. We continue to limit non-essential travel to protect the health and safety of our employees and customers.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

We experienced a second wave of slower than expected revenue growth in 2021 when certain state governments responding to a second wave of COVID-19 infection rates, reinstated hospital and ASC closures for elective procedures.

The ultimate extent of the impact of the COVID-19 pandemic on us is highly uncertain and subject to change. This impact may result in a material, adverse impact on liquidity, capital resources, supply chain, operations, revenue and may affect third parties on which we rely, and could worsen over time. The extent of the continuing resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of mutations of COVID-19 is unpredictable. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Key Financial Data

We measure out business using both financial and operating data and use the following metrics and measures to assess the performance of our overall business, including identifying trends affecting our business, formulating business plans, making strategic decisions and assessing operational efficiencies.

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. Nearly 99.0% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.0% of revenue. Further, more than 98.0% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

Operating expenses

Our operating expenses consist of sales and marketing costs, general and administrative costs, and research and development costs. We expect to continue to invest in these activities.

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

We anticipate that our general and administrative expenses will increase as a result of being a public company, as a result of increased personnel costs, including salaries, benefits and stock-based compensation expense, expanded infrastructure and higher consulting, legal, and accounting services associated with maintaining compliance with stock exchange listing, and requirements of the Securities and Exchange Commission, investor relations costs, and director and officer insurance premiums associated with being a public company.

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

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentage figures):

	Years Ended December 31,
	2021	2020	Change	% Change
Revenue	$52,103	$37,768	$14,335	38.0%
Cost of goods sold	21,580	18,648	2,932	15.7%
Gross profit	30,523	19,120	11,403	59.6%
Operating expenses
Sales and marketing	32,193	22,974	9,219	40.1%
General and administrative	22,183	8,212	13,971	170.1%
Research and development	5,292	3,324	1,968	59.2%
Total operating expenses	59,668	34,510	25,158	72.9%
Loss from operations	(29,145)	(15,390)	(13,755)	89.4%
Interest income	10	81	(71)	(87.7%)
Interest expense	(11,728)	(12,140)	412	(3.4%)
Change in fair value of derivative liabilities	38,007	8,340	29,667	355.7%
Bargain purchase gain	—	643	(643)	(100.0%)
Loss on extinguishment of long-term debt and convertible notes	(21,295)	—	(21,295)	100.0%
Gain on forgiveness of PPP loan	3,036	—	3,036	100.0%
Other income (expense), net	(340)	71	(411)	(578.9%)
Net loss before income taxes	(21,455)	(18,395)	(3,060)	16.6%
Income tax benefit (expense)	(9)	132	(141)	(106.8%)
Net Loss	$(21,464)	$(18,263)	$(3,201)	17.5%
Net loss margin	(41.2%)	(48.4%)

Revenue

Revenue increased by $14.3 million, or 38.0%, to $52.1 million in 2021, compared to $37.8 million in 2020. The increase in revenue was primarily attributable to the increase in volume of Genesys HTA and Symphion products. Both products were acquired as part of the set of assets acquired from BSC in May 2020.

For 2021 and 2020, sales of Minerva ES contributed 46.8% and 55.4% of revenue, respectively; sales of the Genesys HTA contributed 31.6% and 28.5% of revenue, respectively; sales of Symphion contributed 20.6% and 15.4% of revenue, respectively; and sales of other products and warranties contributed 1.0% and 0.7% of revenue, respectively.

Revenue was negatively impacted in the latter half of 2020 because elective procedures were restricted at hospitals and ASCs across the country as a result of the COVID-19 pandemic. These restrictions were lifted in most hospitals and ASCs across the country towards the end of the third quarter of 2020. Revenue growth was slower than expected in 2021 when certain state governments responded to a second wave of COVID infection rates and reinstated hospital and ASC closures for elective procedures.

Cost of goods sold

Cost of goods sold increased by $2.9 million, or 15.7%, to $21.6 million in 2021, compared to $18.6 million in 2020. The increase was primarily due to growth in the sales volume of our Genesys HTA and Symphion products. Both products were acquired as part of the set of assets acquired from BSC in May 2020.

Gross margin

Our gross margin increased from 50.6% in 2020 to 58.6% in 2021. The increase in gross margin was primarily due to the sales mix of our product portfolio, as described above. Both products were acquired as part of the set of assets acquired from BSC in May 2020.

Sales and marketing expenses

Sales and marketing expenses increased by $9.2 million, or 40.1%, to $32.2 million in 2021 compared to $23.0 million in 2020. The increase was primarily due to a $1.7 million increase in intangible amortization expense recorded for customer relationships as a result of the acquisition of BSC’s intrauterine health assets in May 2020, a $3.9 million increase in compensation and personnel related expenses due to growth in salesforce, a $0.9 million increase in commission expenses due to an increase in sales volume, a $1.4 million increase in case coverage and travel and entertainment expenses due to increase of in-person sales activities, a $1.0 million increase in marketing costs and website expenses, a $0.2 million increase in recruiting expenses due to increased efforts in expanding the salesforce, a $0.2 million increase in consulting and other services and a $0.2 million increase in use tax expenses related to field assets and insurance expenses, offset by $0.3 million decrease in distribution, customer training, seminar and other expenses.

General and administrative expenses

General and administrative expenses increased by $14.0 million, or 170.1%, to $22.2 million in 2021, compared to $8.2 million in 2020. The increase was primarily due to a $6.8 million increase in compensation and personnel related expenses due to increases in headcount and stock-based compensation expenses, a $3.3 million increase in legal expenses in connection with our patent infringement lawsuit with Hologic, a $1.9 million increase in consulting and other services, a $0.6 million increase in expenses due to the change in value of the contingent consideration liability due to BSC for the milestones, a $0.6 million decrease in common cost allocation, a $1.2 million increase in business and D&O insurance, merchant fees, other tax expenses and dues and subscriptions, offset by a $0.5 million decrease in rent expenses due to the move to our new corporate office in Santa Clara.

Research and development expenses

Research and development expenses increased by $2.0 million, or 59.2%, to $5.3 million in 2021, compared to $3.3 million in 2020. The increase was primarily due to a $1.4 million increase in intangible amortization expense recorded for trademarks and developed technology as a result of the acquisition of BSC’s intrauterine health assets in May 2020, a $0.4 million increase in product development expenses for Genesys HTA and Symphion products, a $0.2 million increase in compensation and personnel related expenses due to an increase in headcount, and stock-based compensation expenses, a $0.1 million increase in consulting and other services, offset by $0.1 million decrease in common cost allocation.

Interest expense and income

Interest expense decreased by $0.4 million, or 3.4%, to $3.6 million in 2021, compared to $3.3 million in 2020, primarily due to conversion of our convertible notes in 2021 in conjunction with the IPO and a lower interest rate on the CIBC loan compared to the Ares Loan. The Ares loan was outstanding until October 2021, when the Company entered into the CIBC loan and repaid the entire obligation under its existing loan agreement with Ares, including the principal, interest, prepayment premium and fees, in a total amount of $35.5 million.

Other income and expenses

	Years Ended December 31,
(in thousands, except percentage figures)	2021	2020	Change	% Change
Change in fair value of derivative liabilities	$38,007	$8,340	$29,667	355.7%
Change in fair value of redeemable convertible preferred stock warrant liability	(328)	33	(361)	(1093.9%)
Bargain purchase gain	—	643	(643)	(100.0%)
Loss on extinguishment of long-term debt and convertible notes	(21,295)	—	(21,295)	100.0%
Gain on forgiveness of PPP loan	3,036	—	3,036	100.0%
Other income (expense), net	(12)	38	(50)	(131.6%)
Total	$19,408	$9,054	$10,354	114.4%

Changes in fair value of derivative liabilities increased by $29.7 million, or 355.7%, to $38.0 million of other income in 2021, compared to $8.3 million of other expenses in 2020, primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control, non-qualified financing, and all on the change in fair value of $29.7 million.

Additionally, other expense decreased by $0.4 million to $0.4 million in 2021, compared to less than $0.1 million in 2020, primarily due to changes in the fair value of our redeemable convertible preferred stock warrant liability that decreased other expenses by $0.3 million before its conversion to common stock warrants in October 2021.

Further, we recognized $16.9 million loss on extinguishment of convertible notes in 2021 due to the amendment of the 2018 Note Agreements and the 2019 Note Agreements (the Amendment) and $4.4 million loss from Ares loan repayment.

The PPP loan principal and interest amount was forgiven in June 2021, which contributed $3.0 million gain on extinguishment of the PPP loan that we recorded in 2021.

Non-GAAP financial measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide additional information regarding our financial results, we have disclosed adjusted EBITDA and EBITDA here and elsewhere in this Annual Report. EBITDA and Adjusted EBITDA are key performance measures that our management uses to assess our financial performance and are also used for internal planning and forecasting purposes. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because they provide a comparable overview of our operations across historical periods. In addition, we believe that providing EBITDA and Adjusted EBITDA, together with a reconciliation of net loss to each such measure, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates, and/or different forms of employee compensation.

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

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, interest expense and income tax benefit. We calculate Adjusted EBITDA by further excluding stock-based compensation expenses, bargain purchase gain, loss on extinguishment of long-term debt and convertible notes, gain on extinguishment of PPP loan, change in fair value of redeemable convertible preferred stock warrant liability, change in fair value of contingent consideration liability and change in fair value of derivative liabilities. EBITDA margin represents EBITDA as a percentage of revenue. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating (income) loss, net (income) loss and other U.S. GAAP measures of income and loss.

The following table provides a reconciliation of these non-GAAP metrics to net loss, which is the nearest GAAP number:

	Years Ended December 31,
(in thousands, except percentage figures)	2021	2020

Net Loss	$(21,464)	$(18,263)
Depreciation and amortization	10,620	7,076
Interest (income) expense	11,718	12,059
Income tax benefit (expense)	9	(132)
EBITDA	$883	$740
EBITDA margin	1.7%	2.0%
Net loss margin	(41.2%)	(48.4%)
Adjustments:
Bargain purchase gain	—	(643)
Loss on extinguishment of long-term debt and convertible notes	21,295	—
Gain on forgiveness of PPP loan	(3,036)	—
Stock-based compensation expense	6,817	858
Change in fair value of redeemable convertible preferred stock warrant liability	328	(33)
Change in fair value of contingent consideration liability	427	(175)
Change in fair value of derivative liabilities	(38,007)	(8,340)
Adjusted EBITDA	$(11,293)	$(7,593)
Adjusted EBITDA margin	(21.7%)	(20.1%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of December 31, 2021, we had an accumulated deficit of $249.6 million, cash and cash equivalents of $40.6 million and $40.0 million outstanding under the CIBC Agreement before debt discount and issuance cost.

Historically, we raised a total of $36 million through the sale and issuance of additional convertible notes. In December 2019, we entered into the Ares Agreement providing for an aggregate of up to $40.0 million in term loans, including an initial $30.0 million term loan. We used part of the proceeds from the Ares Loan to repay the principal, interest, and fees due under the previously existing term loan facility described below. In October 2021, we entered into the CIBC Agreement with CIBC which provides for a senior secured term loan in an aggregate principal amount of $40.0 million. Most of the proceeds of the CIBC Loan were used our entire obligation under its existing loan agreement with Ares, including the principal, interest, prepayment premium and fees, in a total amount of $35.5 million.

Ares credit agreement

On December 30, 2019, we entered into the Ares Agreement that provided for an aggregate of up to $40.0 million in term loans, including an initial $30.0 million term loan. We used a portion of the proceeds from the Ares Loan to repay principal of $5.0 million and fees of $0.4 million due under the outstanding SVB Loan. The Ares Agreement included a two-year interest-only period ending on December 31, 2021, and during such interest-only period, quarterly interest payments were due on the Ares Loan. Quarterly payments of principal of, and interest on, the Ares Loan were payable beginning on December 31, 2021; provided, if we satisfied certain conditions related to an intended sale or merger transaction or received net cash proceeds of at least $10.0 million from certain specified events, in each case before December 31, 2021, then the principal payments would have been deferred until June 2022. In May 2020, we satisfied one of the amortization period extension conditions and the interest-only period was extended to ten quarters. The Ares Loan had a maturity date of December 31, 2022.

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

Payments of interest under the Ares Loan were payable quarterly commencing on March 31, 2020. Through December 31, 2021, we had the option to pay all accrued interest in cash or to pay up to 50.0% of such accrued interest in kind (PIK) by increasing the then-aggregate principal amount of the Ares Loan by the amount of the accrued and unpaid interest in kind. In the event we made such an election, the applicable interest rate would have increased by 0.5%.On each payment date through June 30, 2021, the Company elected the PIK option, issuing PIK notes totaling $2.9 million. For three months ended September 30, 2021, the Company did not use PIK option and paid all interest in cash. In 2021, the Ares Loan had an annual effective interest rate of 24.9% per year.

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

CIBC

On October 8, 2021, we entered into the CIBC Agreement, which provides for a senior secured term loan in an aggregate principal amount of $40.0 million, the full amount of which was funded at the closing of the CIBC Agreement. Most of the proceeds of the CIBC Loan were used to repay our entire obligation under our existing loan agreement with Ares Capital Corporation, including the principal, interest, prepayment premium and fees, in a total amount of $35.5 million. The remaining proceeds will be used for working capital and general corporate purposes. In connection with issuance of CIBC Agreement, we also entered into a separate Success Fee Agreement with CIBC. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a Liquidity Event), before the termination of the agreement, the Company is required to pay a fee to CIBC equal to $0.4 million (Success Fee).

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.50% above the prime rate, and the interest is payable monthly in arrears. We paid CIBC a Success Fee of $0.4 million upon the closing IPO, a certain Liquidity Event defined in the contract.

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

Convertible notes

In March and December 2018, we entered into Note Purchase Agreements (the 2018 Note Agreements) with certain investors, for up to $20.0 million and $10.0 million in subordinated secured convertible notes, respectively (collectively, the 2018 Notes). The loans under the 2018 Note Agreements were subordinated to the SVB Loan and collateralized by our assets, including cash and cash equivalents, accounts receivable, and property and equipment. All loans under the 2018 Note Agreements accrue interest at an annual compound interest rate of 8.0%.

In May and November 2019, we entered into additional Note Purchase Agreements (the 2019 Note Agreements) with certain investors, each for up to $10.5 million in subordinated secured convertible notes, respectively (collectively, the 2019 Notes). With the exception of the date of offering and maturity date, all contractual terms of the 2019 Note Agreements and 2019 Notes are substantially similar to the 2018 Note Agreements and 2018 Notes.

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

In May 2020, we entered into another Note Purchase Agreement (the 2020 Note Agreement) with certain investors, for up to $30.0 million in subordinated secured convertible notes, (collectively, the 2020 Notes). The loans under the 2020 Note Agreement were also subordinated to the Ares Loan and collateralized by our assets, including cash and cash equivalents, accounts receivable, and property and equipment.

On September 3, 2021, the Company amended the 2018 Note Agreements, 2019 Note Agreements, and 2020 Note Agreement to modify the maturity dates to December 31, 2026 and to add automatic conversion of these convertible notes’ outstanding principal and accrued interest into shares of common stock if either (i) the offering price per share of our IPO is greater than $5.61 and the aggregate gross proceeds to the Company from the IPO are greater than $50.0 million or (ii) the Company receives a written request from the holders of at least 66 2/3% of the redeemable convertible preferred stock to convert all outstanding redeemable convertible preferred stock to common stock. The Amendment was accounted for as a debt extinguishment, and the Company recognized a $16.9 million extinguishment loss in other income (expense), net in the statement of operations for the year ended December 31, 2021.

All loans under the 2020 Note Agreement accrue interest at an annual compound interest rate of 8.0%.

We borrowed $29.2 million in 2018, $21.0 million in 2019, and $15.0 million in 2020 under the 2018 Note Purchase Agreements, 2019 Note Purchase Agreements and 2020 Note Purchase Agreement, respectively.

The convertible notes contain embedded features—a Qualified Financing put, Non-Qualified Financing put, and change of control put—that were bifurcated and accounted as a single derivative liability and recorded as a debt discount. Debt discount is reported as a direct deduction to the carrying amount of the convertible notes and amortized using the effective interest rate over the life of the convertible notes as interest expense. The derivative liability is recognized at fair value initially and subsequently measured at fair value with the change in fair value recorded in the statements of operations at each reporting period, and classified as either short-term, or long-term, consistent with their respective host contract.

The outstanding principal amount and all accrued and unpaid interest on the convertible notes automatically converted into shares of Series D redeemable convertible preferred stock, at a price per share equal to $11.31 per share, immediately prior to our IPO.

Upon the conversion of the convertible notes, the fair value of the single derivative liability was measured zero and the change in fair value or the derivative liability has been recorded within Other Income (expenses) in our Statement of Operations in 2021.

Summary statements of cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(22,379)	$(12,241)
Investing activities	(584)	(15,453)
Financing activities	46,212	18,077
Net increase (decrease) in cash and cash equivalents	$23,249	$(9,617)

Cash flows used in operating activities

Net cash used in operating activities was $22.4 million in 2021, primarily attributable to a net loss of $21.5 million, $38.0 million in change in fair value of derivatives liabilities, $21.3 million loss on long-term debt extinguishment, $10.6 million in depreciation and amortization, $6.8 million in stock-based compensation expense, $5.8 million in interest expense from long-term debt and convertible notes, $3.0 million gain on extinguishment of PPP loan, $3.3 million in amortization of debt discount and debt issuance costs and a net change in our net operating assets and liabilities of $8.5 million. The net change in our net operating assets and liabilities are mainly driven by the increase in inventory off set by increase in accounts payable. The Company has increased its inventory on hand to be able to respond to an increase in future sales and to reduce the risk of future supply-chain issues.

Net cash used in operating activities was $12.3 million in 2020, primarily attributable to a net loss of $18.3 million, $8.3 million in change in fair value of derivatives liabilities, $7.1 million in depreciation and amortization, $7.0 million in interest expense from long-term debt and convertible notes, $3.3 million in amortization of debt discount and debt issuance costs and a net change in our net operating assets and liabilities of $2.9 million. The net changes in our net operating assets and liabilities are mainly driven by the increase in accounts receivables due to growth in business activity, offset by increase in accrued liabilities.

Cash flows used in investing activities

Net cash used in investing activities was $0.6 million in 2021, which was mainly used to purchase property and equipment.

Net cash used in investing activities was $15.5 million for the year ended December 31, 2020, which consisted of $0.5 million used to purchase property and equipment and $15.0 million to acquire net assets as a result of the BSC business combination.

Cash flows provided by financing activities

Net cash provided by financing activities was $46.2 million for 2021, which primarily relates to $69.8 million proceeds from our IPO, net of underwriting discount and commission, $39.0 million proceeds from issuance of convertible notes and lending under term loans, net of lender fees and costs, success fee and debt fees partially offset by $35.4 million related to the Ares loan repayment and $25.0 million payment of delayed purchase obligation and development milestone.

Net cash provided by financing activities was $18.1 million for the year ended December 31, 2020, which primarily relates to proceeds of $3.0 million from borrowing under the PPP loan, proceeds of $15.0 million from the issuance of the 2020 Notes, and proceeds of $0.1 million from the issuance of common stock.

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

As of December 31, 2021, we had cash and cash equivalents of $40.6 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

We expect our existing capital resources provide sufficient funding to finance our operations for at least 12 months from the issuance date of this Annual Report.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate primarily to our CIBC Loan and operating leases. In 2019, we entered into a lease agreement for our corporate headquarters, research and development facilities, and manufacturing and distribution centers, located in Santa Clara, CA. See Note 8, “Debt” and Note 9, “Commitments and contingencies,” to our financial statements for further information.

Critical accounting policies, significant judgments and use of estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. For more detail on our significant accounting policies, refer to Note 2 to our audited financial statements.

Revenue recognition

We generate revenue primarily from the sale of disposable devices and controllers that treat the root causes of abnormal uterine bleeding (AUB). We invoice hospitals, ambulatory surgical centers, and physician offices for the disposable products and pay commissions to the sales representatives.

We also provide controllers to customers under evaluation and long-term placement agreements. Under these agreements, we deliver the controller to the customer’s facility without a fee and the customer agrees to purchase disposable products at a stated price over the term of the agreement. We retain title to the controllers. We, in general, do not enforce a minimum purchase requirement under these agreements. Terms range from several months to multiple years and may be extended or terminated upon mutual agreement. These types of agreements include an embedded lease, which is generally an operating lease, for the right to use a controller that is cancellable by either party with 30 days’ notice. We recognize a portion of the revenue allocated to the embedded lease concurrent with the sale of disposable devices. We also offer extended warranty agreements to customers for controller defects, malfunctions, or system failures.

Revenue is recognized when the customer obtains controls of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps as prescribed by ASC 606:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies performance obligations.

A contract with a customer exists when (i) we enter into a legally enforceable contract with a customer that defines each party’s rights regarding the products to be transferred and identifies the payment terms related to these products, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We identify performance obligations in contracts with customers, which may include our products and implied promise to provide free controllers. The transaction price is determined based on the amount expected to be entitled to in exchange for transferring the promised product to the customer. We are entitled to the total consideration for the products ordered by customers, net of other transaction price adjustments. Our payment terms to customers are generally net 30 days. Payment terms fall within the one-year guidance for the practical expedient which allows us to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. We exclude taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

Assuming all other revenue recognition criteria are met, revenue is recognized when control of our products transfers to the customer. For sales in which our sales representative hand-delivers product directly to the hospital or ambulatory surgical center, control transfers to the customer upon this delivery. For sales in which products are shipped, control is transferred either upon shipment of the products to the customer, depending on the shipping terms and conditions. We recognize revenue relating to free controllers concurrent with the sale of disposable devices, as the lease is cancellable by either party with 30 days’ notice. The amounts attributed to the leased controllers are insignificant. As permitted under the practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

We accept product returns at our discretion or if the product is defective as manufactured. Historically, the actual product returns have been insignificant to our financial statements. We elected to treat shipping and handling costs as a fulfillment cost and include them in the cost of goods sold as incurred. In those cases in which we bill shipping and handling costs to customers, we classify the amounts billed within revenue.

Derivative instruments

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under the Ares Agreement, upon the occurrence of specified prepayment trigger events, including a default or a change in control, we may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loan may exercise the option to require prepayment by us. The mandatory prepayment derivative liability is recorded at fair value upon entering into the Ares Agreement and is subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the statements of operations. See Note 8 to our audited financial statements for more information about the Ares Agreement.

The convertible promissory notes (the Notes) contain embedded features, including a Qualified Financing put, Non-Qualified Financing put, and change of control put features that were bifurcated and accounted as derivative liabilities and recorded as a debt discount in 2018, 2019, 2020 and 2021 at each issue date. Debt discount is reported as a direct deduction to the carrying amount of the Notes and amortized using the effective interest rate over the life of the Notes as interest expense. The embedded derivative features are recorded at fair value upon entering into the Notes and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair values recognized in the statements of operations. See Note 8 to our audited financial statements for more information about the Notes. The derivative liabilities are classified as either short-term, or long-term, consistent with their respective host contract.

Redeemable convertible preferred stock

We record all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within our control, such as a merger, acquisition, or sale of all or substantially all of our assets (each, a deemed liquidation event), the redeemable convertible preferred stock will become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares.

Redeemable convertible preferred stock warrants

Freestanding preferred stock warrants are accounted for in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity (ASC 480) and classified as liabilities on the balance sheet because the underlying preferred stock shares are redeemable upon occurrence of a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date with the change in fair value, if any, recognized in other income (expense), net in the statements of operations. We will continue to adjust the redeemable convertible preferred stock warrant liability for changes in fair value until the earlier of (i) exercise of the warrants, (ii) conversion into warrants to purchase common stock, or (iii) expiration of the warrants.

Business combination

On May 11, 2020, we completed our acquisition of intrauterine health products consisting of the Genesys HTA, Symphion, and Resectr from BSC. This transaction was accounted for as a business combination. Business combinations are accounted for under the acquisition method. We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. Contingent consideration is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using a Monte Carlo simulation. These cash flow projections are discounted with an appropriate risk-adjusted rate. The fair value of the contingent consideration liability is remeasured at each reporting period with the change in the fair value recorded as a component of operating expenses in the statement of operations until the underlying contingency is resolved. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.
We assess the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives, and the appropriate discount rates.

We used the income approach to determine the fair value of developed technology acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. We base revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology, and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how.

We also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and trade names. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.

Any excess fair value of the net tangible and intangible assets acquired over the purchase price is recorded as bargain purchase gain in the statements of operations at the acquisition closing date. During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed. After the measurement period, all adjustments are recorded in the statements of operations as operating expenses or income. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.

Recent accounting pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $40.6 million, consisting of cash and money market funds and a CIBC term loan with an outstanding balance of $39.3 million. Due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10.0% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income. An immediate 10.0% relative change in interest rates would not have a material effect on the fair value of the CIBC term loan or on our future interest expenses.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Minerva Surgical, Inc.

Santa Clara, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Surgical, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Jose, California

March 22, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$40,608	$17,359
Restricted cash, current	7,283	7,203
Accounts receivable, net	7,292	8,379
Inventory	15,682	10,201
Prepaid expenses and other current assets	4,139	2,279
Total current assets	75,004	45,421
Restricted cash, net of current portion	524	604
Intangible assets, net	34,970	43,141
Property and equipment, net	4,594	2,880
Total assets	$115,092	$92,046
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current Liabilities:
Accounts payable	$3,629	$3,506
Accrued compensation	3,518	2,889
Accrued liabilities	10,473	10,204
Contingent consideration liability, current	5,000	—
Delayed cash purchase consideration	—	15,000
Current portion of long-term debt	189	1,668
Total current liabilities	22,809	33,267
Redeemable convertible preferred stock warrant liability	—	42
Long-term debt	39,085	29,423
Convertible notes (includes $0 at December 31, 2021 and $46.5 million at December 31, 2020, respectively, attributable to related parties)	—	66,196
Derivative liabilities (includes $0 at December 31, 2021 and $23.6 million at December 31, 2020, respectively, attributable to related parties)	—	38,007
Contingent consideration liability, net of current portion	9,094	23,667
Total liabilities	70,988	190,602
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value, no shares and 121,732,397 shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 12,397,838 shares issued and outstanding as of December 31, 2020; liquidation value of $0 as of December 31, 2021 and $136,168 December 31, 2020, respectively	—	123,255
Stockholders` equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares and no shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value, 100,000,000 and 144,406,928 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 28,822,283 and 1,192,299 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	28	1
Additional paid-in capital	293,621	6,269
Accumulated other comprehensive income	11	11
Accumulated deficit	(249,556)	(228,092)
Total stockholders’ equity (deficit)	44,104	(221,811)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$115,092	$92,046

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31
	2021	2020
Revenues	$52,103	$37,768
Cost of goods sold	21,580	18,648
Gross profit	30,523	19,120
Operating expenses
Sales and marketing	32,193	22,974
General and administrative	22,183	8,212
Research and development	5,292	3,324
Total operating expenses	59,668	34,510
Loss from operations	(29,145)	(15,390)
Interest income	10	81
Interest expense (includes $4.5 million and $4.6 million to related parties in fiscal years 2021 and 2020, respectively)	(11,728)	(12,140)
Change in fair value of derivative liabilities	38,007	8,340
Bargain purchase gain	—	643
Loss on extinguishment of long-term debt and convertible notes	(21,295)	—
Gain on forgiveness of PPP loan	3,036	—
Other income (expense), net	(340)	71
Net loss before income taxes	(21,455)	(18,395)
Income tax benefit (expense)	(9)	132
Net loss	$(21,464)	$(18,263)
Net loss per share attributable to common stockholders, basic and diluted	$(3.06)	$(18.85)
Weighted-average common shares used in computing net loss per share, basic and diluted	7,012,226	968,648

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	income	deficit	equity (deficit)
Balances, January 1, 2020	11,066,427	$120,518	909,486	$1	$5,293	$11	$(209,829)	$(204,524)
Issuance of Series D redeemable convertible preferred stock in connection with business combination	1,331,411	2,737	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	146,781	—	118	—	—	118
Issuance of common stock upon early exercise of stock options	—	—	136,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	858	—	—	858
Net loss	—	—	—	—	—	—	(18,263)	(18,263)
Balances, December 31, 2020	12,397,838	123,255	1,192,299	1	6,269	11	(228,092)	(221,811)
Conversion of Series D redeemable convertible preferred stock warrants into common stock warrants upon initial public offering	—	—	—	—	370	—	—	370
Conversion of Series D redeemable convertible preferred stock into common stock upon initial public offering	(12,397,838)	(123,255)	12,397,838	12	123,243	—	—	123,255
Conversion of 2018, 2019 and 2020 Notes into common stock upon initial public offering	—	—	7,006,228	7	89,296	—	—	89,303
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $8,414	—	—	6,250,000	6	66,579	—	—	66,585
Issuance of common stock upon exercise of stock options	—	—	1,612,363	2	973	—	—	975
Issuance of common stock upon early exercise of stock options	—	—	363,555	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	74	—	—	74
Stock-based compensation expense	—	—	—	—	6,817	—	—	6,817
Net loss	—	—	—	—	—	—	(21,464)	(21,464)
Balances, December 31, 2021	—	$—	28,822,283	$28	$293,621	$11	$(249,556)	$44,104

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(21,464)	$(18,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(643)
Amortization of debt discount and debt issuance costs	3,348	3,321
Non-cash interest expense from long-term debt and convertible notes	5,842	6,955
Loss on extinguishment of long-term debt and convertible notes	21,295	—
Depreciation and amortization	10,620	7,076
Gain on forgiveness of PPP loan	(3,036)	—
Stock-based compensation expense	6,817	858
Change in fair value of redeemable convertible preferred stock warrant liability	328	(33)
Change in fair value of contingent consideration liability	427	(175)
Change in fair value of derivative liabilities	(38,007)	(8,340)
Deferred taxes	—	(132)
Net changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	1,087	(4,432)
Inventory	(9,072)	1,264
Prepaid expenses and other current assets	(5,025)	(1,064)
Other non-current assets	—	—
Accounts payable	3,300	(687)
Accrued liabilities	532	1,501
Accrued compensation	629	553
Net cash used in operating activities	(22,379)	(12,241)
Cash Flows From Investing Activities:
Cash paid for business combination	—	(15,000)
Purchase of property and equipment	(584)	(453)
Net cash used in investing activities	(584)	(15,453)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	975	118
Proceeds from issuance of convertible notes and borrowing under term loans, net of payment of lender fees and costs	39,531	17,959
Proceeds from initial public offering, net of underwriting discount and commission	69,750	—
Payment of Delayed purchase obligation and Development Milestone	(25,000)	—
Payment of debt fees	(103)	—
Payment of Success Fee	(400)	—
Repayment of term loan	(35,376)	—
Payment of deferred offering costs	(3,165)	—
Net cash provided by financing activities	46,212	18,077
Net decrease in cash, cash equivalents and restricted cash	23,249	(9,617)
Cash, cash equivalents and restricted cash at the beginning of the period	25,166	34,783
Cash, cash equivalents and restricted cash at the end of the period	$48,415	$25,166
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$40,608	$17,359
Restricted cash	7,807	7,807
Cash, cash equivalents and restricted cash in balance sheets	$48,415	$25,166
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,318	$1,799
Cash paid for income taxes	$18	$4
Supplemental Disclosure of Non-cash Items:
Forgiveness of PPP loan	$(3,036)	$—
Conversion of Series D redeemable convertible preferred stock warrants into common stock warrants upon initial public offering	$370	$—
Conversion of Series D redeemable convertible preferred stock into common stock upon initial public offering	$123,255	$—
Conversion of 2018, 2019 and 2020 Notes into common stock upon initial public offering	$89,303	$—
Deferred offering costs reclassified to equity	$3,165	$—
Issuance of derivative instruments related to convertible notes	$—	$6,848
Fair value of net assets acquired in business combination	$—	$57,222
Fair value of contingent consideration in connection to business combination	$—	$23,842
Fair value of delayed cash consideration in connection to business combination	$—	$15,000
Issuance of Series D redeemable convertible preferred stock in connection to business combination	$—	$2,737
Vesting of early exercised stock options	$74	$—
Purchases of property and equipment included in accounts payable	$—	$6
Net reclassification of inventory to property and equipment for customer usage agreements	$3,598	$1,150

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Notes to Financial Statements

1. Formation and Business of the Company

The Company

Minerva Surgical, Inc. (the Company) was incorporated in the state of Delaware on November 3, 2008. The Company's headquarters are in Santa Clara, California. The Company is a medical device company that develops therapeutic devices that treat abnormal uterine bleeding in a minimally invasive manner. The Company commenced commercial introduction of its products in the United States in 2015 following the clearance by the U.S. Food and Drug Administration.

In May 2020, the Company acquired certain assets from Boston Scientific Corporation (BSC) to broaden its product offerings to its customers. The Company derives all of its revenue from sales to customers in the United States through a direct sales force.

Initial Public Offering

On October 21, 2021, the Company's registration statement on Form S-1 (File No. 333- 259832) relating to its initial public offering (IPO) of common stock became effective. The Company issued and sold 6,250,000 shares of its common stock at a public offering price of $12.00 per share, for aggregate gross proceeds of $75.0 million. The Company received $69.8 million in net proceeds after deducting underwriting discounts and commissions. The total IPO offering costs other than underwriting discounts and commissions were $3.2 million. All expenses incurred in connection with the Company's IPO had been paid as of December 31, 2021.

In connection with the completion of its IPO, on October 21, 2021, the Company's certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share and 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

Immediately prior to the IPO, $79.2 million in aggregate outstanding principal and accrued interest of the convertible notes converted into 7,006,228 shares of redeemable convertible preferred stock at a conversion price of $11.31 per share. Also, immediately prior to the closing, all outstanding shares of the Company's redeemable convertible preferred stock (including those issued upon conversion of the convertible notes) converted into 19,404,066 shares of common stock which resulted in the reclassification of the carrying value of the preferred stock to common stock and additional paid-in capital.

Liquidity

The Company incurred a net loss of $21.5 million and $18.3 million during the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $249.6 million as of December 31, 2021. The Company had cash and cash equivalents of $40.6 million as of December 31, 2021.

The Company has incurred significant operational losses since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Historically, the Company’s activities have been financed through private placements of equity securities and debt. On October 21, 2021, the Company completed an IPO and received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions.

Management believes that the Company’s existing cash and cash equivalents allow the Company to finance its operations for at least the next 12 months from the date of issuance of these financial statements.

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

The Company experienced a second wave of slower than expected revenue growth in the second half of 2021 when certain state governments responding to a second wave of COVID-19 infection rates, reinstated hospital and ASC closures for elective procedures.

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

The Company is continuing to monitor the impact of the COVID-19 pandemic on its employees and customers and on the markets in which it operates and will take further actions that the Company considers prudent to address the COVID-19 pandemic, while ensuring that it can support its customers and continue to develop its products.

The ultimate extent of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change. This impact may result in a material, adverse impact on liquidity, capital resources, supply chain, operations and revenue and may affect third parties in which the Company relies and could worsen over time. The extent of the continuing resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of variants of COVID-19 is unpredictable.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research, development, and sale of therapeutic devices for abnormal uterine bleeding treatment. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and restricted cash, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loans approximate their fair values and is classified as a Level 2 liability.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ACS and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of December 31, 2021 and 2020, and for the years then ended, no customer accounted for more than 10% of accounts receivable or revenue.

Concentration of suppliers

The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which include money market funds.

Restricted cash

As of December 31, 2021 and 2020, cash of $7.8 million was restricted from withdrawal. Restricted cash consists of collateral for letters of credit issued in connection with litigation, real estate leases, and corporate credit cards (See Note 9).

Accounts receivable and allowances

Accounts receivable are generally from hospitals and ASCs and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic-related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when the Company deems individual balances are no longer collectible. As of December 31, 2021 and 2020, accounts receivable is presented net of an allowance for doubtful accounts of $0.5 million and $0.4 million, respectively. For the years ended December 31, 2021 and 2020, the Company recorded a provision for bad debts of less than $0.2 million and $0.3 million, respectively.

Inventory

Inventory consist primarily of disposable devices, controllers, and components as raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using standard cost based on the first-in, first-out method (FIFO) for all inventories. The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment are required. The Company evaluates the related commercial mix of finished goods and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory and records a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provision for excess, expired, and obsolete inventory in the future. For the years ended December 31, 2021 and 2020, the Company did not record a provision for excess or obsolete inventory.

Property and equipment, net

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets (two to seven years) or the lease term of the leasehold improvements, whichever is lower. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations in the period such gain or loss is realized.

Intangible assets

Intangible assets arising from business combinations, such as trade names, customer relationships and developed technology, are initially recorded at estimated fair value. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions.

The useful lives of the major intangible asset classes are as follows:

Trademarks	6.5
Developed technology	10
Customer relationships	3

Business combination

Business combinations are accounted for under the acquisition method. The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. Contingent consideration is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using a Monte Carlo simulation. These cash flow projections are discounted with an appropriate risk-adjusted rate. The fair value of the contingent consideration liability is remeasured at each reporting period with the change in the fair value recorded as a component of operating expenses in the statements of operations until the underlying contingency is resolved. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.

The Company assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives, and the appropriate discount rates.

The Company uses the income approach to determine the fair value of developed technology acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how.

The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and trade names. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.

Any excess fair value of the net tangible and intangible assets acquired over the purchase price is recorded as bargain purchase gain in the statements of operations at the acquisition closing date. During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed. After the measurement period, all adjustments are recorded in the statements of operations as operating expenses or income.

Transaction costs and restructuring costs associated with a business combination are expensed as incurred.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There has been no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Leases

The Company leases its facilities and meets the requirements to account for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.

The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability.

Redeemable convertible preferred stock

The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a deemed liquidation event), the redeemable convertible preferred stock will become redeemable at the option of the holders of at least a majority of the then-outstanding preferred shares. All outstanding shares of the convertible preferred stock converted into common stock upon effectiveness of the IPO.

Redeemable convertible preferred stock warrants and common stock warrants

Freestanding preferred stock warrants are accounted for in accordance with Financial Accounting Standard Board (FASB) ASU Topic 480, Distiguishing Liabilities from Equity (ASC 480) and classified as liabilities on the balance sheet because the underlying preferred stock shares are redeemable upon occurrence of a deemed liquidation event.

Preferred stock warrants are subject to re-measurement at each balance sheet date with the change in fair value, if any, recognized in other income (expense), net in the statements of operations.

All outstanding preferred stock warrants converted into common stock warrants upon effectiveness of the IPO. Upon closing of the IPO, the warrant liability was reclassified to additional paid-in capital as the common stock warrants meet all criteria for equity classification.

Derivative liabilities

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under the Company’s Credit Agreement (the Ares Agreement) with Ares Capital Corporation and Ares Direct Finance I LP (collectively Ares) (Note 8), upon the occurrence of specified prepayment trigger events, including a default or a change in control, the Company may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loan may exercise the option to require prepayment by the Company. The mandatory prepayment derivative liability is recorded at fair value upon entering into the Ares Agreement and is subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the statements of operations.

The Company’s convertible notes contain embedded features (Note 8)—a qualified financing put, non-qualified financing put, and change of control put features—that are bifurcated and accounted for as derivative liabilities and recorded as a debt discount on the note issuance date. Debt discount is reported as a direct deduction to the carrying amount of the convertible notes and amortized using the effective interest rate over the life of the convertible notes as interest expense. The embedded derivative features are recorded at fair value upon entering into the note purchase agreements and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair values recognized in the statements of operations.

In connection with execution of the CIBC Agreement, the Company entered into a separate Success Fee Agreement with CIBC (see Note 8). In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a Liquidity Event), before the termination of the agreement, the Company agreed to pay a fee to CIBC equal to $0.4 million (Success Fee). This agreement has been identified as a freestanding derivative and is subject to remeasurement to its fair value at each reporting date or repayment or expiration, with any changes in fair values recognized in the statements of operations. In connection with the IPO, the derivative liability was settled upon the Company paying the Success Fee of $0.4 million to CIBC pursuant to the Success Fee Agreement.

Debt discount

The Company records the value of original issuance discounts, issuance costs, and discounts attributable to warrants or bifurcated derivatives associated with debt on issuance, as a debt discount, which is presented net of the outstanding balance of debt on the balance sheet and amortized as an adjustment to interest expense over the borrowing term using the effective interest method.

Revenue recognition

The Company generates revenue primarily from the sale of disposable devices and controllers that treat the root causes of abnormal uterine bleeding (AUB). The Company invoices hospitals, ASCs, and physician offices for the sold products and pays commissions to the sales representatives.

The Company also provides controllers to customers under evaluation and long-term placement agreements. Under these agreements, the Company delivers the controller to the customer’s facility without a fee and the customer agrees to purchase disposable products at a stated price over the term of the agreement. The Company retains title to the controllers. The Company, in general, does not enforce a minimum purchase requirement under these agreements. Terms of the long-term placement agreements range from several months to multiple years and may be extended or terminated upon mutual agreement. These types of agreements include an embedded lease, which is generally a cancellable operating lease, for the right to use a controller. The Company also offers extended warranty agreements to customers for controller defects, malfunctions, or system failures.

In line with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps:

(i)
identify the contract(s) with a customer;
(ii)
identify the performance obligations in the contract;
(iii)
determine the transaction price;
(iv)
allocate the transaction price to the performance obligations in the contract; and
(v)
recognize revenue when (or as) the entity satisfies performance obligations.

A contract with a customer exists when (i) the Company enters into a legally enforceable contract with a customer that defines each party’s rights regarding the products to be transferred and identifies the payment terms related to these products, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company identifies performance obligations in contracts with customers, which may include its products and implied promise to provide the free leased controller. The transaction price is determined based on the amount the Company is expected to be entitled to in exchange for transferring the promised products to the customer. The Company is entitled to the total consideration for the products ordered by customers, net of transaction price adjustments. The Company’s payment terms to customers are generally net 30 days. Payment terms fall within the guidance for the practical expedient which allows the Company to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

Assuming all other revenue recognition criteria are met, revenue is recognized when control of the Company’s products transfers to the customer. For sales where the Company’s sales representative hand delivers products directly to the hospital or ASC, control transfers to the customer upon such delivery. For sales where products are shipped, control is transferred either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. The Company recognizes revenue that has been allocated to free leased controllers concurrent with the sale of disposable devices as the lease is cancellable by either party with 30 days’ notice. The amounts allocated to leased controllers are insignificant. As permitted under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company accepts product returns at its discretion or if the product is defective as manufactured. Historically, the actual product returns have been insignificant. However, if returns should be become material, the Company will use the expected-value method for estimating returns based on historical data. The Company elected to treat shipping and handling costs as a fulfillment cost and includes them in the cost of goods sold as incurred. In those cases where the Company bills shipping and handling costs to customers, it will classify the amounts billed as revenue.

Extended warranty arrangements are recognized ratably over the extended warranty period. For the years ended December 31, 2021 and 2020 warranty revenue was $0.1 million and less than $0.1 million, and considered insignificant.

The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which is $0.1 million as of December 31, 2021. Deferred revenue as of December 31, 2020 was $0.2 million, which was recognized as revenue in 2021.

Contract costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year, as the Company does not enter into long-term sales contracts. These incremental costs include sales commissions paid to the Company’s independent sales agents or internal sales representatives. Commissions are recorded as selling expenses.

Cost of goods sold

The Company manufactures certain products at its facility and purchases other products from third-party manufacturers. Cost of goods sold consists primarily of the third-party manufacturing costs, materials and assembly, direct labor, and charges for excess, obsolete, and non-sellable inventory. Cost of goods sold also includes allocated overhead for indirect labor, depreciation, rent, and information technology.

Product warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. Costs to perform warranty obligations were less than $0.1 million for the years ended December 31, 2021 and 2020.

Research and development

Research and development (R&D) expenses are charged to operations when incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, consulting costs, and allocated overhead, including rent, equipment, depreciation, and utilities.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax reporting purposes and for operating loss and tax credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company’s deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense (benefit).

Stock-based compensation

We have granted stock-based awards, consisting of stock options restricted stock units to employees and certain non-employee consultants and certain members of our board of directors.

The Company accounts for stock-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the fair value of our common stock to determine the fair value of restricted stock awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of several assumptions. Changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for the years ended December 31, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

JOBS Act accounting election

The Jumpstart Our Business Startups Act of 2012, (the JOBS Act) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, its financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. For all entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020, and the adoption had no material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. These ASUs (collectively, the new leasing standard) requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. Topic 842 supersedes the previous leases standard, Topic 840, Leases.

In July 2018, the FASB issued ASU Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition practical expedient package where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2022, using the modified retrospective approach with a cumulative effect adjustment to the accumulated deficit at the beginning of the period of adoption. Topic 842 will impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. As permitted by the standard, the Company elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The adoption of this accounting standard update is also expected to impact the Company’s financial statement disclosures. While the Company is finalizing its evaluation of the impact of adopting this accounting standard update on its financial statements and related disclosures, the Company expects to recognize on its balance sheet for associated leases a new right of use (ROU) asset of approximately $0.9 million and a new operating lease liability of approximately $1.2 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically the ASU removes: (1) major separation models required under GAAP and (2) certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contract to qualify for the exception. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, this ASU is effective for interim and annual reporting periods beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements and related disclosures.

4. Revenue

Disaggregation of revenue

	Years Ended December 31,
	2021	2020
Minerva ES	46.8%	55.4%
Genesys HTA	31.6%	28.5%
Symphion	20.6%	15.3%
Other	1.0%	0.9%
	100%	100%

For the years ended December 31, 2021 and 2020, approximately 99.0% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment sales. Sale of extended warranties on capital equipment represents less than 1.0% of the Company’s revenue. In addition, more than 98.0% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$7,292	$8,379
Contract liability—current (see "Note 6")	$206	$219

5. Fair value measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—Financial assets held by the Company measured at fair value on a recurring basis include money market funds which are classified as Level 1 within the fair value hierarchy as the inputs used to measure fair value are quoted prices in active markets for identical assets. Derivative liabilities, contingent consideration liability and redeemable convertible preferred stock warrant liabilities are remeasured at fair value as of each reporting period (See Notes 8 and 11).

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Fair value of assets and liabilities

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,522	$—	$—	$38,522
Total financial assets	$38,522	$—	$—	$38,522
Liability:
Contingent consideration liability	$—	$—	$14,094	$14,094
Total financial liabilities	$—	$—	$14,094	$14,094

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,638	$—	$—	$14,638
Total financial assets	$14,638	$—	$—	$14,638
Liability:
Derivative liabilities	$—	$—	$38,007	$38,007
Contingent consideration liability	—	—	23,667	23,667
Redeemable convertible preferred stock warrant liability	—	—	42	42
Total financial liabilities	$—	$—	$61,716	$61,716

The redeemable convertible preferred stock warrant liability is classified within Level 3 of the fair value hierarchy because it is valued using the Black-Scholes pricing model, which requires subjective unobservable inputs (See Note 11).

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

The fair value of the mandatory prepayment derivative liability, as a result of a change in control, was calculated using the “with and without” methodology at loan issuance. The “with and without” methodology involves valuing the term loan on an as-is basis and then valuing the term loan without the embedded derivatives. The difference between the value of the term loan with the embedded derivatives and the value without each individual embedded derivative equals the fair value of the embedded derivative. On the subsequent dates, the Company used an income approach to value the term loan derivative liabilities, where the proceeds to the lenders were estimated, adjusted by the opportunity cost of the lenders for foregoing the debt portion of the instrument. Upon repayment of the Ares Loan in October 2021, the mandatory prepayment derivative liability had no value, because the Company assessed the probability of change in control event to be zero after the IPO (See Note 8).

The Company valued the convertible notes derivative liabilities using the income approach, where the proceeds to the convertible noteholders were estimated under different future scenarios, adjusted by the opportunity cost of the convertible noteholders for foregoing the debt portion of the instrument. Each outcome was probability-weighted based on future estimates.

The convertible notes derivative liabilities were determined using the following assumptions:

December 31,
2020
Expected exit date	6/30/2022
Discount rate	21.0%

Upon the closing of the IPO in October 2021, the 2018, 2019, and 2020 Notes converted into Series D redeemable convertible preferred stock pursuant to automatic conversion feature of the convertible notes (See Note 8). Due to the conversion of the 2018, 2019, and 2020 Notes, the associated derivative liabilities were revalued and extinguished with the change in fair value recorded as other income in the Company’s Statement of Operations.

As of December 31, 2020, the estimated fair value of the aggregate outstanding derivative instrument associated with the convertible notes was $33.5 million.

The change in fair value of the redeemable convertible preferred stock warrant liability, derivative liabilities and contingent consideration liability are summarized below (in thousands)

	Redeemable convertible preferred stock warrant liability	Derivative liabilities	Contingent consideration liability
Beginning fair value, January 1, 2020	$75	$39,499	$—
Recognition	—	6,848	23,842
Change in fair value	(33)	(8,340)	(175)
Ending fair value, December 31, 2020	42	38,007	23,667
Beginning fair value, January 1, 2021	42	38,007	23,667
Change in fair value	328	(38,007)	427
Payment of Development Milestone	—	—	(10,000)
Conversion into common stock warrant	(370)	—	—
Ending fair value, December 31, 2021	$—	$—	$14,094

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2021	2020
Cash	$2,086	$2,721
Cash equivalents:
Money market funds	38,522	14,638
Total cash and cash equivalents	$40,608	$17,359

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$9,495	$5,068
Component materials	6,187	5,133
Total inventory	$15,682	$10,201

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,264	$1,794
Prepaid insurance	2,726	122
Other current assets	149	363
Total prepaid expenses and other current assets	$4,139	$2,279

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		December 31,
	Useful life (years)	2021	2020
Computers and software	2	$730	$653
Machinery and equipment	3	997	954
Furniture and fixtures	7	48	48
Tools and dies	2	941	936
Construction in progress	—	428	—
Equipment under customer usage agreements	3	10,612	7,918
Leasehold improvements	Lesser of useful life or lease term	155	155
		13,911	10,664
Less: accumulated depreciation and amortization		(9,317)	(7,784)
Property and equipment, net		$4,594	$2,880

Depreciation and amortization expense on property and equipment was $2.4 million and $2.0 million, for the years ended December 31, 2021 and 2020, respectively. Of this amount, $2.1 million and $1.6 million, for the years ended December 31, 2021 and 2020, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold.

Intangible assets, net

Intangible asset, net consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(992)	$2,977
Developed technology	30,819	(5,008)	25,811
Customer relationships	13,466	(7,294)	6,172
Other intangible assets	10	—	10
Total intangible assets	$48,264	$(13,294)	$34,970

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(382)	$3,587
Developed technology	30,819	(1,926)	28,893
Customer relationships	13,466	(2,805)	10,661
Total intangible assets	$48,254	$(5,113)	$43,141

Amortization expense on intangible assets was $8.2 million and $5.1 million, for the years ended December 31, 2021 and 2020, respectively

Future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

Year Ending December 31,
2022	$8,182
2023	5,376
2024	3,693
2025	3,693
Thereafter	14,016
Total	$34,960

Accrued compensation

Accrued compensation consists of the following (in thousands):

	December 31,
	2021	2020
Accrued vacation	$1,469	$1,184
Accrued bonuses	1,307	831
Accrued commissions	665	828
Other accrued personnel related expenses	77	46
Total accrued compensation	$3,518	$2,889

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrual for litigation	$7,203	$7,203
Accrued professional fees	974	824
Accrued sales and use taxes	657	754
Deferred rent	277	445
Accrual for inventory in transit	119	602
Contract liability	206	219
Others	1,037	157
Total accrued liabilities	$10,473	$10,204

7. Business Combination

On May 11, 2020, the Company completed its acquisition of certain Intrauterine Health products consisting of the Genesys HTA System, Symphion Tissue Removal System, and the Resectr Tissue Resection Device (the acquired IUH products) from BSC. This transaction was accounted for as a business combination.

The acquisition included transition services that were provided to Minerva by BSC—these services were to transition the processes necessary to conduct business activities including operating, management, and administrative activities. Also, the Company acquired all supply and consulting contracts relating to the acquired IUH products.

The Company accounted for the acquisition of the acquired IUH products under the acquisition method, that requires the assets and liabilities assumed at the date of acquisition to be recorded in the financial statements at their respective fair values at the acquisition date. The excess of fair value of the acquired net assets over the purchase price reflected a bargain purchase gain of $0.6 million. The acquired IUH products results of operations are included in the 2020 financial statements from the date of acquisition. The revenue for the acquired IUH products contributed $16.9 million, or 44.7%, of the total revenue from the acquisition date of May 12, 2020 to December 31, 2020.

The determination of the estimated fair value of the acquired assets and liabilities requires management to make significant estimates and assumptions. The Company determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The Company assessed the fair values of acquired intangible assets, inventory, fixed assets, warranty liability, and purchase consideration including equity-based consideration and contingent consideration.

The summary of the purchase consideration is as follows (in thousands, except shares and per share amounts):

Description	Amount
Closing stock consideration —1,331,411 shares of Series D redeemable convertible preferred stock at $2.06 per share	$2,737
Cash consideration	15,000
Delayed cash consideration	15,000
Development Milestone payment (a)	8,615
Revenue Milestone payments (b)	15,227
Total purchase consideration	$56,579

The Company estimated the fair value of shares of Series D redeemable convertible preferred stock as $2.06 per share, or $2.7 million, at the closing date. The Company used the market approach for guideline public companies, guideline transactions, and discounted cash flow methods equally weighted to estimate the total Company’s equity fair value and used the option pricing model to identify the fair value of the newly issued Series D redeemable convertible preferred stock.

Contingent consideration consists of the following:

(a)
Development milestone payment—The Company is required to deliver a development-based milestone payment equal to $10.0 million, which was earned when BSC delivered into finished goods inventory the required amount of Symphion controllers, at least 50% of which fully incorporated certain design revisions (the Development Milestone). As of the acquisition date, the Company estimated that there was a 90.0% probability that the Development Milestone would be achieved within 16 months, and the earliest it would be achieved would be the end of March 2021, with May 2021 being the most likely timeframe when the Development Milestone would be achieved. The Company has agreed that this milestone was earned. The Company recorded its estimate of the fair value of the contingent consideration liability for the Development Milestone payment utilizing a discounted cash flow model to determine the present value of the expected value of Development Milestone payment. The Development Milestone was paid in November 2021 upon the completion of the Company's IPO, together with the delayed cash purchase consideration.
(b)
Revenue milestone payments—The Company is required to make two revenue milestone payments to BSC, which are contingent on the achievement of certain revenue levels from the acquired product lines in 2021 and 2022. The first revenue milestone payment of $5.0 million is payable if net revenue from the acquired IUH products is less than or equal to $30.0 million in calendar year 2021, and an additional $5.0 million if net revenue is greater than $30.0 million in calendar year 2021 (the First Revenue Milestone). The First Revenue Milestone payment of $5.0 million will be paid within the first three months of 2022. The second revenue milestone payment of $5.0 million is payable if net revenue from the acquired IUH products exceeds $30.0 million in calendar year 2022 or $10.0 million if net revenue is greater than $37.0 million in calendar year 2022 (the Second Revenue Milestone). As of December 31, 2020, based on the revenue forecast of the acquired product lines through 2022, the Company ran a Monte Carlo simulation to estimate risk-neutral future revenue outcomes based on the estimated discount rate applicable to the revenue and the revenue volatility selected based on the guideline public companies. The Company recorded its estimate of the fair value of the contingent consideration liability for revenue milestone payments utilizing the discounted cash flow model to determine the present value of the expected value of the future Revenue Milestone Payments. As of December 31, 2021, the Company recorded its fair value estimate of the contingent consideration liability utilizing the probability of achieving the defined Revenue milestone payments based primarily on updated revenue forecasts.

The estimated fair value of the contingent consideration was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. The fair value measurement for the revenue milestones is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively. Each reporting period, the Company will be required to remeasure the fair value of the contingent consideration liability as assumptions change with the change in fair value recorded in general and administrative expenses in the statements of operations.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the acquired assets and assumed liabilities as of May 12, 2020 (in thousands):

Net assets acquired:
Inventory	$7,846
Other receivable	271
Property and equipment	999
Trade names	3,969
Customer relationships	13,466
Developed technology	30,819
Warranty liability	(16)
Deferred tax liability	(132)
Negative goodwill	(643)
Purchase price	$56,579

Negative goodwill of $0.6 million represents the excess of the fair value of assets acquired and liabilities assumed over the purchase consideration. The Company recorded negative goodwill of $0.6 million as a bargain purchase gain in the statements of operations at the acquisition closing date. Before recognizing a gain on bargain purchase, the Company reassessed and concluded that it had identified all of the assets acquired and all of the liabilities assumed. In addition, the Company reviewed the procedures used to measure the amounts to be recognized with respect to identifiable assets acquired and liabilities assumed, as well as the aggregate consideration transferred. The objective of the review was to ensure that the measurements appropriately reflected all available information as of the acquisition date. Based on this review, the Company concluded that the fair value of the consideration transferred in the acquisition of IUH products was less than the fair value of the net identifiable assets acquired, resulting in the $0.6 million gain recognized in connection with the acquisition. The bargain purchase gain resulted primarily from a favorable fair value at the date of acquisition as compared with the Company’s purchase price. The Company identified the following primary factors leading to the bargain purchase gain, which presented the Company with a favorable environment to negotiate pricing and purchase terms, which environment may not have been available had these factors not been present: (1) the Company believes it was the only party desiring to purchase the business; (2) BSC desired to sell the business as evidenced by their reduction in resources and staff dedicated to the business during the 12 months prior to the acquisition; and (3) overall economic environment around the uncertainty of when or if the business would recover from revenue declines resulting from hospital and ASCs restrictions due to COVID-19.

Negative goodwill is not taxable and acquired intangible assets are deductible for income tax purposes. Allocating the bargain purchase price to the assets acquired under the residual method results in a deferred tax liability of $0.1 million which represents the book to tax differences on other assets and liabilities acquired.

Acquired inventory included raw material and finished goods inventory. The fair value of finished goods inventory was measured by using a top-down approach, which starts with a market participant‘s estimated selling price, adjusted for both (1) the costs of the selling effort and (2) an approximately normal profit for the selling effort. The acquisition-date fair value of finished goods inventory was $4.3 million.

Raw materials inventory was measured at fair value as of the acquisition date applying a bottom-up approach, which uses a market method for valuation if observable market prices are available or a cost approach if they are not. It is assumed in the measurement of a raw material’s fair value that the transaction to sell the raw material occurs in the principal market or, in the absence of a principal market, the most advantageous market. The fair value of raw materials inventory was determined to be its replacement cost. The acquisition-date fair value of raw materials inventory was $3.6 million.

The fair value of identifiable intangible assets acquired of $48.3 million was determined by the Company, with the assistance of a third-party appraiser, primarily using variations of the income valuation approaches, which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. Some of the more significant assumptions inherent in the development of intangible asset fair values, from the perspective of a market participant, include, but are not limited to (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the contributory asset charges.

The components of identifiable intangible assets acquired were as follows (in thousands):

	Useful lives (in years)(4)	Value as of closing date of acquisition
Trademarks(1)	6.5	$3,969
Developed technology(2)	10	30,819
Customer relationships(3)	3	13,466
Total identifiable intangible assets acquired		$48,254
(1)
The relief from royalty method of the income approach was used to estimate the fair value of the trademarks.

(2)
Developing technology was valued using the excess earnings method
(3)
Customer relationship assets represent the expected profits to be generated from the customer contracts, incorporating estimated customer retention rates.
(4)
The estimated useful lives were determined based on the future economic benefit expected to be received from the assets.

Transaction costs associated with the acquisition were $1.0 million during the year ended December 31, 2020 and were expensed as incurred in general and administrative expenses in the statements of operations.

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

As a result, fair value of contingent consideration changed by $0.4 million which was recognized in general and administrative expense in the statement of operations for the year ended December 31, 2021.

In November 2021, the Company paid BSC $15.0 million and $10.0 million for the delayed cash purchase consideration and Development Milestone payment, respectively.

Pro-forma financial information (unaudited)

The unaudited pro forma revenue and net loss for the year ended December 31, 2020 assuming the acquisition had occurred on January 1, 2019 was $44.7 million and $17.3 million respectively.

The unaudited pro forma information was determined based on the historical GAAP results of the Company and abbreviated financial information of IUH products acquired from BSC. The unaudited pro forma results are not necessarily indicative of what the Company’s results of operations would have been if the acquisition was completed on January 1, 2019, nor do they give effect to synergies, cost savings, fair market value adjustments, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. The unaudited pro forma net loss for year ended December 31, 2020 includes pro forma adjustments of $3.1 million relating to the adjustment for the amortization of the intangible assets from January 1, 2020 through May 12, 2020 and the reduction of $1.0 million in transaction costs, which were assumed to have been incurred at the inception of the acquisition.
8. Debt

Ares term loan

On December 30, 2019, the Company entered into a Credit Agreement (the Ares Agreement) with Ares Capital Corporation and Ares Direct Finance I LP (collectively, Ares) to raise up to $40.0 million in debt financing (the Ares Loan) consisting of $30.0 million advanced at the closing of the agreement (Tranche A), with the option to draw up to an additional $10.0 million (Tranche B) on or before December 31, 2020, which was conditioned upon achieving a minimum of $30.0 million in net revenues in the prior 12-month period. The Ares Loan has a three-year term maturing on December 31, 2022, which includes eight quarters of interest-only payments followed by four quarters of equal payments of principal and interest. The interest-only period could be extended to ten quarters if the Company satisfied certain amortization period extension conditions prior to December 31, 2021. In May 2020, the Company satisfied one of the amortization period extension conditions and the interest-only period was extended to ten quarters.

Borrowings under the Ares Agreement, including the Ares Loan, bear interest at either the ABR plus 8.5% per annum or the Eurodollar Rate plus 9.5% per annum, as applicable. The ABR equals the greatest of (a) 3.0%, (b) the prime rate, (c) the federal funds rate plus 0.5% and (d) the three-month Eurodollar Rate plus 1.0%. The Eurodollar Rate equals the greater of (a) 2.0% and (b) the rate per annum appearing on Bloomberg Professional Service Page BBAM1 offered rate for deposits in U.S. dollars at approximately two business days prior to the first day of such interest period for a three (3) month term; multiplied by the Statutory Reserve Rate. The Statutory Reserve Rate is based on a fraction, the numerator of which is the number one and the denominator of which is the number one minus the applicable reserve percentage for that day. Payments of interest under Ares Loan are to be made quarterly commencing on March 31, 2020. Through December 31, 2021, the Company has the option to pay all accrued interest in cash or by paying up to 50.0% of accrued interest in kind (PIK interest) by increasing the principal amount of Ares Loan. On each payment date through June 30, 2021, the Company elected the PIK option, issuing PIK notes totaling $2.9 million. For three months ended September 30, 2021, the Company did not use PIK option and paid all interest in cash. As of October 8, 2021 (repayment date) the Ares Loan had an annual effective interest rate of 24.9% per annum. As of December 31, 2020 the annual effective interest rate of was 22.7% per annum.

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

The financial covenants in the Ares Agreement require the Company to have revenue for the four consecutive fiscal quarters period ending on March 31, 2020, and the last day of each June, September, December and March thereafter, off not less than the minimum revenue amount specified in the Ares Agreement and maintain a minimum cash and cash equivalents balance of $5.0 million at any time.

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

On October 8, 2021, the Company repaid its entire obligation under the Ares Loan amounting to $35.5 million, including principal of $32.8 million, accrued interest of $0.1 million and fees of $2.6 million, using the proceeds from CIBC Term Loan (described below). The repayment of the obligation under the term loan agreement with ARES was accounted as a debt extinguishment and the Company recorded a loss on a debt extinguishment of $4.4 million accordingly in the statements of operations.

The Ares Loan consists of the following (in thousands):

December 31,
2020
Term loan principal	$31,878
Less: debt issuance cost and debt discount	(4,120)
Add: exit fee	312
Term loan	$28,070

The Company paid $1.4 million in fees to the lender and third parties which is reflected as a discount on the Ares Loan and is being accreted over the life of the term loan using the effective interest method.

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $4.9 million and $5.6 million, respectively, which includes interest expense related to the accretion of debt discount, debt issuance costs and exit fee of the Ares Loan of $2.0 million and $1.9 million, respectively.

As of December 31, 2021 and 2020, the estimated fair value of the aggregate outstanding derivative instrument associated with the Ares Loan was zero and $4.5 million, respectively.

Paycheck Protection Program

In April 2020, the Company received $3.0 million from a Federal Small Business Administration (SBA) loan under the Paycheck Protection Program (the PPP Loan). The PPP Loan bore interest at 1.0% per year on the outstanding principal amount and was scheduled to mature 24 months from the date of the note. No payments were due for initial six-month period of the PPP Loan. Afterwards, payments of principal and interest were due over the following 18 months. In June 2021, the Company received formal notification from the SBA that the Company’s PPP Loan and interest had been formally forgiven in the principal amount of $3.0 million, plus interest of less than $0.1 million. As a result, the Company recognized a $3.0 million gain on forgiveness of PPP loan in the statement of operations for the year ended December 31, 2021.

CIBC term loan

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

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of December 31, 2021, the CIBC Loan had an annual effective interest rate of 6.72% per annum.

Obligations under the CIBC Agreement are secured by substantially all of the Company’s assets. The CIBC Agreement contains customary affirmative and negative covenants, including, among other requirements, financial statement reporting requirements, limitations on the incurrence of certain indebtedness and liens, limitations on the disposition of assets, restrictions on certain transactions with affiliates, limitations on dividends and stock repurchases and a material adverse change event of default. The CIBC Agreement also contains financial covenants that require the Company to maintain minimum revenue and minimum cash thresholds.

The Company may prepay the CIBC Loan in whole or in part, subject to a prepayment premium ranging from 0.0% to 3.0% of the principal amount of the CIBC Loan that is prepaid, depending on the timing of the prepayment. In connection with issuance of the Loan, the Company entered into a Success Fee Agreement with CIBC on the same date. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering before the expiration of the Success Fee Agreement on October 8, 2026, the Company is required to pay to CIBC the Success Fee of up to $0.4 million. On October 26, 2021, in connection with the IPO, the Success Fee derivative liability was settled upon the Company paying $0.4 million Success Fee to CIBC pursuant to the Success Fee Agreement.

The CIBC Agreement contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, bankruptcy, and insolvency events with respect to the Company, and material judgements. Upon the occurrence and during the continuance of an event of default, CIBC may accelerate the Company’s obligations under the CIBC Agreement, increase the applicable interest rate by 5.0% and exercise other remedies provided for under the CIBC Agreement and applicable law.

The CIBC Loan consists of the following (in thousands):

December 31,
2021
Term loan principal	$40,000
Less: Debt issuance cost and debt discount	(915)
Accrued interest	189
Term loan	$39,274

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the year ended December 31, 2021 the Company recorded interest expense of $0.6 million, which includes interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million.

Convertible notes

In March and December 2018, the Company entered into Second Lien Loan and Security Agreements (the 2018 Note Agreements) with certain investors, for up to $20.0 million and $10.0 million in convertible notes, respectively. The convertible notes under these 2018 Note Agreements are collateralized by assets, including cash and cash equivalents, accounts receivable, and property and equipment. Under the 2018 Note Agreements, the investors agreed to make one or more convertible notes (the 2018 Notes) to the Company during the period beginning in March and December 2018, respectively, and ending on the one-year anniversary of the 2018 Note Agreements, the maturity date.

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

On September 3, 2021, the Company amended the 2018 Note Agreements, 2019 Note Agreements, and 2020 Note Agreement to modify the maturity dates to December 31, 2026 and to add automatic conversion of these convertible notes’ outstanding principal and accrued interest into shares of common stock if either (i) the offering price per share of our IPO is greater than $5.61 and the aggregate gross proceeds to the Company from the IPO are greater than $50.0 million or (ii) the Company receives a written request from the holders of at least 66 2/3% of the redeemable convertible preferred stock to convert all outstanding redeemable convertible preferred stock to common stock. The Amendment was accounted for as a debt extinguishment, and the Company recognized a $16.9 million extinguishment loss in other income (expense), net in the statement of operations for the year ended December 31, 2021.

The 2018 Notes, 2019 Notes, and 2020 Notes (collectively, the Convertible Notes) accrue interest at a fixed rate of 8.0% per annum. Interest accrues until the convertible notes are converted to equity shares or paid in full. Each convertible note is evidenced by a separate Secured Convertible Note.

The Company borrowed $29.2 million in 2018, $21.0 million in 2019, and $15.0 million in 2020 under the Second Lien Loan and Security Agreements with investors. At October 21, 2021 (prior to the closing of the IPO date), the Company retained the ability to draw up to an additional $15.0 million under the 2020 Note Agreement in order to satisfy certain deferred payment obligations due to BSC.

Immediately prior to the closing of the IPO, $79.2 million in aggregate outstanding principal and accrued interest of the convertible notes converted into 7,006,228 shares of redeemable convertible preferred stock at a conversion price of $11.31 per share. Upon conversion the carrying value of the debt, including the $79.2 million in aggregate outstanding principal and accrued interest and $10.1 million in unamortized premium, was reclassified to additional paid-in capital. Also immediately prior to the IPO closing, all outstanding shares of the Company's redeemable convertible preferred stock (including those issued upon conversion of the convertible notes) converted into 19,404,066 shares of common stock which resulted in the reclassification of the carrying value of the preferred stock to common stock and additional paid-in capital.

The convertible notes contained embedded features – a qualified financing put, non-qualified financing put, and change of control put features that were bifurcated and accounted as derivative liabilities and recorded as debt discount. Debt discount is reported as a direct deduction to the carrying amount of the convertible notes and amortized using the effective interest rate over the life of the convertible notes as interest expense. The embedded derivative features are recorded at fair value upon entering into the note purchase agreements and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair values recognized in the statements of operations.

During the years ended December 31, 2021 and 2020, the Company reported amortization of debt premium and discount of $1.3 million and $1.4 million, respectively.

The convertible notes consist of the following (in thousands):

December 31,
2020
Principal	$69,245
Less: debt issuance costs	(38)
Less: debt discount	(8,145)
Accrued interest	5,134
Convertible notes	$66,196

During the year ended December 31, 2021, the Company recorded interest expense of $6.3 million on the 2018, 2019 and 2020 Notes. During the year ended December 31, 2021, the Convertible Notes had an annual effective interest rate ranging from 5.0% to 6.2% per year.

During the year ended December 31, 2020, the Company recorded interest expense of $6.5 million on the 2018, 2019 and 2020 Notes. During the year ended December 31, 2020, the Convertible Notes had an annual effective interest rate ranging from 9.0% to 31.0% per year. As of December 31, 2020, the Convertible Notes had accrued interest of $5.1 million.

Contractual maturities of financing obligations

As of December 31, 2021, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2022	$2,300
2023	4,457
2024	14,807
2025	14,060
2026	12,229
Total	47,853
Less: unamortized debt discounts and issuance costs	(915)
Less: interest	(7,664)
Term loan	$39,274

9. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Santa Clara, CA and are subject to a non-cancellable operating lease that terminates in 2023.

The future minimum rental obligations required under non-cancellable lease on December 31, 2021 are as follows (in thousands):

2022	$846
2023	358
Total minimum lease payments	$1,204

Total rent expense was approximately $0.7 million and $1.1 million, for the years ended December 31, 2021 and 2020, respectively.

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

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively Hologic) filed a complaint against the Company alleging infringement of four patents (two of the four asserted patents, one of which was invalidated by the Company, were dropped pre-trial by Hologic). Before trial, the court determined on summary judgment that the Company infringed the two remaining patents. At trial, Hologic sought approximately $16M in damages. On July 27, 2018, a Delaware jury returned a verdict finding the Company did not willfully infringe and awarded Hologic $4.8 million in damages for lost profits and for royalties not included in the lost profits. Based on the result of the trial in July 2018 with Hologic, the Company recorded an accrual for potential legal losses of $4.8 million as of December 31, 2017 with a corresponding expense within general and administrative expenses. Post-trial, the Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the Patent Office’s determination that one of Hologic’s two remaining patents was also invalid, leaving one patent in dispute. After the completion of post-trial motions and after the final orders from the court, in July 2019, the Company filed a notice of its intent to appeal to the Federal Circuit. At the time the appeal was filed, the updated damages calculation totaled $7.1 million and the related cash balance was restricted from withdrawal. A surety bond was generated and filed along with the appeal documents and included in restricted cash in the balance sheet. The additional damages were accrued for as of December 31, 2018. On April 22, 2020, the Federal Circuit affirmed the verdict of the $7.1 million in total damages. In September 2020 the Company filed a petition for certiorari with the U.S. Supreme Court appealing from the Federal Circuit’s affirmance. The Company’s petition was granted, was heard in late April 2021, and the Supreme Court issued its Opinion in June 2021 remanding back to the Federal Circuit for further consideration (see below). On remand, the Federal Circuit heard oral arguments on January 27, 2022. No opinion has been issued.

On July 8, 2020, Hologic sued the Company for willful infringement of the same remaining Hologic patent in the U.S. District Court for the District of Delaware, alleging that the Company’s new ES Handpiece infringed the now expired patent (the one remaining patent in question expired in November of 2018 and therefore only past damages for approximately five months of sales remains at issue in the case). The Company has answered, denying infringement and willfulness and alleges that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On January 22, 2021, the Company filed a motion to stay this case until such time as all appeals of the first case have run their course (see above), and that motion was granted. On June 29, 2021, the U.S. Supreme Court vacated and remanded the Federal Circuit’s decision that the Company cannot challenge the validity of the one remaining Hologic patent due to assignor estoppel. As noted above, a decision from the Federal Circuit following the January 27, 2022 oral argument is expected to be issued in the future.

In April 2017, the Company sued Hologic for willful infringement of a Company patent in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed. On July 20, 2021, the district court granted Hologic’s Daubert motion excluding certain expert opinions regarding infringement. On July 23, 2021, the district court found on summary judgment that the Company’s patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company filed its notice of appeal and has appealed to the Federal Circuit. The Company’s opening brief was filed on December 9, 2021. Hologic’s response brief was filed on March 4, 2022, The Company's response is due on March 25, 2022 and no date for oral argument has been set yet.

10. Income Taxes

All losses before income taxes were generated in the United States. The Company recorded a deferred income tax benefit of $0.1 million in the year ended December 31, 2020 and a current income tax expense of less than $0.1 million in the year ended December 31, 2021.

The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
State blended rate	4.99%	3.34%
Stock-based compensation	(3.61%)	(0.77%)
Gain (loss) on debt extinguishment	(8.53%)	—%
Other permanent items	(0.47%)	(0.13%)
Change in valuation allowance	(62.41%)	(25.48%)
Convertible debt embedded derivative	44.95%	1.94%
Other	4.02%	0.82%
Effective tax rate	(0.06%)	0.72%

The tax effects of temporary differences and carryforwards of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$50,494	$44,568
Depreciation and amortization	4,656	3,375
Accruals and reserves	3,577	2,666
Interest expense limitation carryforward	2,229	—
Research and development credits	2,250	2,197
Gross deferred tax assets	$63,206	$52,806
Less: valuation allowance	(63,206)	(49,817)
Net deferred tax assets	$—	$2,989
Deferred tax liability:
Convertible debt embedded derivative	—	(2,989)
Total	$—	$—

The valuation allowance increased by $13.4 million and $4.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $188.1 million and $165.5 million, respectively, available to reduce future taxable income, if any. The net operating loss carry forwards will expire beginning in 2028 for both federal and California income tax purposes. Federal net operating losses generated beginning in 2018 are carried forward indefinitely.

As of December 31, 2021, the Company had federal and state research credit carry forwards of $1.5 million and $1.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. Federal tax credits begin to expire in 2029 and California credits carryforward indefinitely.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company's stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company performed the analysis in 2021 and determined that it has experienced an ownership change in February 2010 as a result of stock transfers and the issuance of preferred stock. This change in ownership does not significantly impact the Company’s federal and state net operating loss carryforwards and research and development credit carryovers as of December 31, 2021 pursuant to Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law.

The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.

The following table reflects changes in the unrecognized tax benefits since January 1, 2020 (in thousands):

	December 31,
	2021	2020
Gross amount of unrecognized tax benefits as of the beginning of the period	$447	$431
Increases related to current year tax provisions	18	16
Gross amount of unrecognized tax benefits as of the end of the period	$465	$447

As of December 31, 2021, the Company has unrecognized tax benefits of approximately $0.5 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized.

The Company's tax years 2008 through 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and tax credits.

11. Redeemable Convertible Preferred Stock Warrants and Common Stock Warrants

Warrants for Series D redeemable convertible preferred stock

In May 2017, in connection with the term loan agreement, the Company issued warrants to purchase a total of 33,964 shares of Series D redeemable convertible preferred stock. All warrants were immediately exercisable and expire 10 years from issuance.

In July 2019, in connection with an amendment to the term loan, the Company issued warrants to purchase a total of 43,878 shares of Series D redeemable convertible preferred stock at an exercise price equal to the original purchase price of the Series D redeemable convertible preferred stock (subject to certain adjustments). All warrants were immediately exercisable and expire 10 years from issuance.

As of their issuance date in July 2019, the Company estimated the fair value of Series D warrants to be $73,406 using the Black-Scholes option-pricing model.

As of December 31, 2020, warrants to purchase 77,842 shares of Series D redeemable convertible preferred stock were outstanding. All warrants for Series D redeemable convertible preferred stock were exercisable at a price of $11.31 per share as of December 31, 2020.

On October 21, 2021 the Company estimated the fair value of Series D warrants upon the closing of the IPO, which was $0.4 million.

According to Series D Warrants agreements upon the closing of IPO the Series D warrants were to be automatically converted into common stock warrants. Upon the closing of the IPO, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital as the common stock warrants meet all criteria for equity classification.

The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option-pricing model:

	October 22, 2021	December 31, 2020
Expected dividends	0%	0%
Expected volatility	51.4% -54.7%	48.2% -52.4%
Risk-free interest rate	1.3% -1.5%	0.6% -0.8%
Expected warrant life	5.5-7.7 years	6.4-8.6 years

Common stock warrants

As of December 31, 2021, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

12. Redeemable Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock.

Upon the closing of the IPO in October 2021, all outstanding shares of the convertible preferred stock converted into 12,397,838 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding redeemable convertible preferred stock as of December 31, 2021.

As of December 31, 2020, redeemable convertible preferred stock consists of the following (in thousands, except per share and share amounts):

Series	Number of Shares Authorized	Number of Shares Issued and Outstanding	Carrying Value	Liquidation Preference per Share	Liquidation Value
Series A	2,725,000	450,692	$2,725	$6.05	$2,725
Series B	4,083,542	675,397	5,845	8.89	6,003
Series C	13,995,537	2,223,888	24,980	11.31	25,144
Series D	100,928,318	9,047,861	89,705	11.31	102,296
Total	121,732,397	12,397,838	$123,255		$136,168

The rights, preferences and privileges of the redeemable convertible preferred stockholders are as follows:

Dividends—The holders of redeemable convertible preferred stock are entitled to receive noncumulative dividends, when and if declared by the Board of Directors, out of any assets legally available, prior to and in preference to any declaration or payment of dividends on the common stock of the Company. Dividend rates, on a per annum basis, for Series A, Series B, Series C, and Series D redeemable convertible preferred stock are $0.4837, $0.7110, $0.9045, and $0.9045 per share, respectively (adjusted to reflect subsequent stock dividends, stock splits, and recapitalization).

After payment of such dividends, any additional dividends (other than dividends on Common Stock payable solely in Common Stock) shall be distributed to the holders of all redeemable convertible preferred stock and common stock on a pro rata basis in proportion to the number of common stock held by each stockholder as if the preferred stock had been converted at the effective conversion rate. No dividends have been declared to date.

Voting Rights—The holders of redeemable convertible preferred stock are entitled to vote on all matters on which the common stock holders are entitled to vote. Holders of redeemable convertible preferred and common stock vote together as a single class. Each holder of redeemable convertible preferred stock is entitled to the number of votes equal to the number of common stock shares into which the shares held by such holder are convertible.

As of December 31, 2020, the Board of Directors was comprised of ten members. The holders of Series A, B and C redeemable convertible preferred stock, voting as a separate classes, respectively, shall be each be entitled to elect one member of the Company’s Board of Directors. The holders of Series D redeemable convertible preferred stock, voting as a separate class, shall be entitled to elect two members of the Company’s Board of Directors. The holders of Common Stock, voting as a separate class, shall be entitled to elect three members of the Company’s Board of Directors. All remaining members of the Board of Directors shall be elected by the holders of Common Stock and redeemable convertible preferred stock, voting as a single class and on an as-converted basis.

Liquidation—In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the redeemable convertible preferred stock are entitled to receive an amount per share prior and in preference to any distribution of any of the assets of the Company to the holders of common stock. The amount to be distributed will be calculated as (1) the liquidation preference ($6.05 per share for Series A redeemable convertible preferred stock, $8.89 per share for Series B redeemable convertible preferred stock, $11.31 per share for Series C redeemable convertible preferred stock and $11.31 per share for Series D redeemable convertible preferred stock) plus (2) all declared but unpaid dividends on the redeemable convertible preferred stock.

If, upon the winding up of the Company, the assets legally available for distribution are insufficient to cover the amounts owed to the holders of redeemable convertible preferred stock, the assets shall be distributed with equal priority and pro rata among the holders of redeemable convertible preferred stock in proportion to the full amounts that they would have received had funds been sufficient. After the payment of the liquidation preference, all remaining assets available for distribution, if any, shall be distributed among the holders of common stock.

A liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by, or include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party (including, without limitation, any stock acquisition, reorganization, merger or consolidation) other than a transaction or series of transactions in which the holders of the voting securities of the Company outstanding immediately before such transaction continue to retain in substantially the same proportions as existed prior to such transactions or related transactions (either by such voting securities remaining outstanding or by such voting securities being converted into voting securities of the surviving entity), as a result of shares in the Company held by such holders before such transaction, at least 50.0% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such transaction or series of transactions, or (B) a sale, lease or other conveyance of all or substantially all of the assets of the Company.

Conversion—Each share of redeemable convertible preferred stock shall be convertible, at the option of the holder at any time after the date of issuance into the number of fully paid and non-assessable shares of common stock as determined by dividing the original issue price per share of each series of redeemable convertible preferred stock by the conversion price per share in effect for the shares of each series of redeemable convertible preferred stock at the time of conversion. The original conversion price per share of Series A, Series B, Series C, and Series D redeemable convertible preferred stock shall be the original issue price, subject to adjustment, as described in the Company’s Amended and Restated Certificate of Incorporation.

Each share of redeemable convertible preferred stock shall automatically be converted into fully-paid, non-assessable shares of common stock at the then effective conversion rate at the time in effect for such share immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering (public offering price of which is not less than $5.61 per share as adjusted for recapitalization, stock combinations, stock dividends, stock splits and the like) and which results in aggregate cash proceeds to the Company of at least $50,000,000 (before underwriting discounts, commissions, and fees), or (ii) upon the receipt by the Company of a written request for such conversion from the holders of at least 66 2/3% of the redeemable convertible preferred stock then outstanding voting as a single class and on an as-converted basis, or, if later, the effective date for conversion specified in such requests.

Redemption—Convertible preferred stock is not redeemable. The redeemable convertible preferred stock is recorded within mezzanine equity because, while it is not mandatorily redeemable, it will become redeemable at the option of the holders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

13. Stockholders’ Equity (Deficit)

Common stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 144,406,928 shares of common stock.

In connection with the completion the IPO in October 2021, the Company's certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share.

Shares reserved for future issuance

The Company has reserved shares of common stock for future issuances as follows:

	December, 31
	2021	2020
Series A redeemable convertible preferred stock outstanding	—	450,692
Series B redeemable convertible preferred stock outstanding	—	675,397
Series C redeemable convertible preferred stock outstanding	—	2,223,888
Series D redeemable convertible preferred stock outstanding	—	9,047,861
Warrants to purchase Series D redeemable convertible preferred stock	—	77,842
Warrants to purchase common stock	77,842	—
Common stock options issued and outstanding	2,175,685	2,466,594
Common stock available for future grants	1,934,095	67,065
Restricted stock units issued and outstanding	394,750	—
Common stock available for ESPP	401,164	—

2008 Stock Plan, as amended (the 2008 Plan)

In November 2008, the Company established its 2008 Stock Plan, as amended (the 2008 Plan) which provides for the granting of stock options to employees, directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (ISOs) or nonstatutory stock options (NSOs), as determined by the Administrator at the time of grant. The term of each option shall be stated in the Option Agreement; however, the term shall be no more than ten years from the date of the grant. Options granted under the 2008 Plan generally vest 25% one year after the vesting announcement date and ratably thereafter over the next 36 months.

In the case of an ISO granted to an optionee who at the time the option is granted owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent subsidiary, the exercise price of the option shall not be less than 110% of the fair market value of a share on the date of grant. The exercise price of an ISO or NSO granted to any other employee or nonemployee, respectively, shall not be less than 100% of the fair market value of a share on the date of grant.

2021 Equity Incentive Plan, as amended (the 2021 Plan)

In October 2021, the Company established its 2021 Stock Incentive Plan, as amended (the 2021 Plan) which provides granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to employees, directors and consultants of the Company. The number of shares of common stock available under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2008 Plan that on or after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Registrant for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Registrant die to failure to vest.

Options granted under the 2021 Plan may be either ISOs or NSOs, as determined by the Administrator at the time of grant. The term of each option shall be stated in the Option Agreement; however, the term shall be no more than ten years from the date of the grant. Options granted under the 2021 Plan generally vest 25% one year after the vesting announcement date and ratably thereafter over the next 36 months.

In the case of an ISO granted to an optionee who at the time the option is granted owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent subsidiary, the exercise price of the option shall not be less than 110% of the fair market value of a share on the date of grant. The exercise price of an ISO or NSO granted to any other employee or nonemployee, respectively, shall not be less than 100% of the fair market value of a share on the date of grant.

Options

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	2,482,957	$2.96	5.59	2,257
Options granted	451,689	$0.61
Options exercised	(282,813)	$0.73
Options forfeited or cancelled	(185,239)	$1.28
Outstanding, December 31, 2020	2,466,594	$0.61	5.21	—
Options granted	1,846,375	$11.05
Options exercised	(1,975,918)	$0.61
Options forfeited or cancelled	(161,366)	$3.28
Outstanding, December 31, 2021	2,175,685	$9.27	8.68	2,856
Shares exercisable December 31, 2021	1,502,978	$9.32	8.40	2,066
Vested and expected to vest, December 31, 2021	2,175,685	$9.27	8.68	2,856

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2021 and 2020.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and December 31, 2020 was $1.8 million and less than $0.1 million, respectively.

The total fair value of options that vested during the years ended December 31, 2021 and December 31, 2020 was $6.0 million and $0.6 million, respectively. The options granted during the years ended December 31, 2021 and December 31, 2020 had a weighted-average per share grant-date fair value of $8.18 per share and $0.37 per share, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $8.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

Early exercise of stock options

The terms of the Plan permit the exercise of certain options granted under the Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2021 and December 31, 2020, the Company had no repurchases of common stock. As of December 31, 2021 and December 31, 2020, there were 377,709 and 136,032 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of December 31, 2021 and December 31, 2020 were $0.2 million and $0.1 million, respectively, which were recorded in other current liabilities on the balance sheets.

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

The repricing resulted in an incremental compensation cost of less than $0.1 million for the year ended December 2020.

Restricted Stock Units

In December 2021 the Company granted 394,750 restricted stock units under 2021 Plan, established by the Company in October 2021.

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	394,750	$5.17
Unvested, December 31, 2021	394,750	$5.17

As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $1.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years.

2021 Employee Stock Purchase Plan, as amended (ESPP)

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 401,164 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the board of directors. As of December 31, 2021, no offerings had been authorized.

Total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cost of goods sold	$274	$132
Sales and marketing	2,137	311
Research and development	136	10
General and administrative	4,270	405
Total	$6,817	$858

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2021	2020
Stock options	$6,722	$858
RSU	95	—
Total	$6,817	$858

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Expected volatility	72.8% - 78.0%	61.6% - 75.2%
Risk-free interest rate	0.6% - 1.3%	0.3% - 0.7%
Dividend yield	0%	0%
Expected term	5 - 6 years	5 - 6 years

The assumptions are as follows:

Expected volatility. The expected volatility was determined by examining the historical volatilities for comparable publicly traded companies within the medical device industry using an average of historical volatilities of the Company’s industry peers.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.

Dividend yield. The expected dividend is assumed to be zero as dividends have never been paid and the Company has no current plans to pay dividends on its common stock.

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Fair Value of Common Stock. Prior to the IPO the fair value of the Company’s common stock is determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determines the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company recognizes the actual forfeitures by reducing the employee stock-based compensation expense in the same period the forfeiture occurs.

The Company will continue to use judgment in evaluating the expected volatility, risk-free interest rates, dividend yield and expected term, utilized for stock-based compensation on a prospective basis.

14. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the years ended December 31, 2021 and December 31, 2020, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator
Net loss attributable to common stockholders	$(21,464)	$(18,263)
Denominator:
Weighted-average common shares outstanding	7,012,226	968,648
Net loss per share attributable to common stockholders, basic and diluted	$(3.06)	$(18.85)

The following potentially dilutive securities outstanding in common stock equivalent shares have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	Years Ended December 31,
	2021	2020
Redeemable convertible preferred stock	—	12,397,838
Redeemable convertible preferred stock warrants	—	77,842
Common stock warrants	77,842	—
Unvested early exercised common stock options	377,709	136,032
Options to purchase common stock	2,175,685	2,466,594
Unvested restricted stock units	394,750	—
Convertible notes*	—	—

* At December 31, 2020, the conversion of the convertible notes into redeemable convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the conversion stock per share price at the date of qualified equity financing, non-qualified equity financing, or a change of control event. These factors were not estimable and the number of redeemable convertible preferred stock was not determinable. There were no conversions of convertible notes to preferred stock for the year ended December 31, 2020.

15. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through December 31, 2021.

16. Related Party Transactions

A former member of the Company’s Board of Directors owns 100% of Apical Instruments, Inc. (Apical). Apical was considered a related party until the beginning of May 2021. Apical supplies the Company with the RF Controllers used with its devices. For the years ended December 31, 2021 and 2020 fees charged by Apical for products purchased were less than $0.1 million and $0.2 million, respectively. As of December 31, 2020, amounts owed to Apical were less than $0.1 million, respectively.

The Company has issued convertible notes to certain redeemable convertible preferred stockholders (see Note 8).

17. Subsequent Events

No material subsequent events have been identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act prior to the filing of this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective as described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules and regulations of the SEC for newly public companies.

Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the year ended December 31, 2020, and 2021, we concluded there was a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that was identified primarily related to having an insufficient number of qualified personnel within the accounting function, lack of segregation of duties and a lack of timely review over the financial statement close process.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management and our audit committee, we began the implementation of remediation steps in early 2021 and these measures were ongoing during 2021. These efforts focus on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We are making progress in strengthening our internal controls over financial reporting to remediate the material weakness identified and will provide an update on our status of remediation at the filing date of Form 10-Q for the period ended March 31, 2022. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The code of business conduct and ethics is available on our website at http://minervasurgical.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website identified above or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report.

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, (Proxy Statement), and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)
List the following documents filed as a part of the report:
a.
All financial statements;
b.
Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.
c.
Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
b)
Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).
c)
Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

Item 16. Form 10-K Summary

Not applicable.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant, dated October 26, 2021.	10-Q	12/2/21	3.1

3.2	Amended and Restated Bylaws of the registrant, dated October 26, 2021.	10-Q	12/2/21	3.2

4.1	Form of common stock certificate of the registrant.	S-1/A	10/15/21	4.1

4.2	Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain holders of its capital stock dated as of December 19, 2012, as amended.	S-1	9/27/21	4.2

4.3	Warrant to Purchase Stock issued to SVB Financial Group, dated as of May 9, 2017.	S-1/A	10/15/21	4.3

4.4	Warrant to Purchase Stock issued to SVB Financial Group, dated as of July 19, 2019.	S-1/A	10/15/21	4.4

4.5	Warrant to Purchase Stock issued to SVB Innovation Credit Fund VIII L.P., dated as of July 19, 2019.	S-1/A	10/15/21	4.5

4.6	Description of the Registrant’s Securities.				X

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	9/27/21	10.1

10.2+	2021 Equity Incentive Plan and related form agreements.	S-1/A	10/15/21	10.2

10.3+	2008 Stock Plan, as amended, and related form agreements.	S-1	9/27/21	10.3

10.4+	2021 Employee Stock Purchase Plan.	S-1/A	10/15/21	10.4

10.5+	Outside Director Compensation Policy.	S-1	9/27/21	10.5

10.6	Sublease by and between the registrant and PneumRx, Inc. dated June 5, 2019.	S-1	9/27/21	10.6

10.7#	Credit Agreement by and among the registrant, the other Credit Parties thereto, the Lenders party thereto and Ares Capital Corporation, as administrative agent and collateral agent for the Lenders dated December 30, 2019, as amended by Waiver and Amendment No. 1 dated January 4, 2021, Amendment No. 2 dated March 31, 2021, and Waiver and Amendment No. 3 dated July 7, 2021.	S-1	9/27/21	10.7

10.8#	Asset Purchase Agreement by and among the registrant, Boston Scientific Corporation and certain affiliates of Boston Scientific Corporation dated April 28, 2020, as amended by Amendment No. 1 dated May 14, 2021 and Amendment No. 2 dated September 9, 2021.	S-1	9/27/21	10.8

10.9	Non-Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.9

10.10	Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.10

10.11#	Supply Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.11

10.12#	Transition Services Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.12

10.13	License Agreement by and between the registrant and Hermes Innovations, LLC effective October 31, 2008.	S-1	9/27/21	10.13

10.14	Confirmatory Employment Letter by and between the registrant and David M. Clapper.	S-1/A	10/15/21	10.14

10.15	Confirmatory Employment Letter by and between the registrant and Eugene V. Skalnyi, M.D.	S-1/A	10/15/21	10.15

10.16	Confirmatory Employment Letter by and between the registrant and Dominique J. Filloux.	S-1/A	10/15/21	10.16

10.17+	Employee Incentive Compensation Plan.	S-1	9/27/21	10.17

10.18+	Form of Change in Control Severance Agreement.	S-1/A	10/15/21	10.18

10.19#	Loan and Security Agreement by and between the registrant and Canadian Imperial Bank of Commerce dated October 8, 2021.	S-1/A	10/15/21	10.19

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (incorporate by reference to the signature page to this Annual Report on Form 10-K).				X

31.1	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial information from Minerva Surgical, Inc.’s Annual Report on Form 10-K for the financial year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) t Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) Notes to the Financial Statements.

					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+ Indicates management contract or compensatory plan.

# Portions of the exhibit, marked by brackets and asterisks (“[***]”), have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

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

MINERVA SURGICAL INC

Date: March 22, 2022	By:	/s/ David M. Clapper
Chief Financial Officer
(Principal Executive Officer)

Date: March 22, 2022	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer, and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Clapper and Joel R. Jung, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J David M. Clapper	President, Chief Executive Officer, and Director	March 22, 2022
David M. Clapper	(Principal Executive Officer)

/s/ Joel R. Jung	Chief Financial Officer	March 22, 2022
Joel R. Jung	(Principal Financial and Accounting Officer)

/s/ Jill D. Anderson	Director	March 22, 2022
Jill D. Anderson

/s/ Ali Behbahani, M.D.	Director	March 22, 2022
Ali Behbahani, M.D.

/s/ Catherine Coste	Director	March 22, 2022
Catherine Coste

/s/ Niquette Hunt	Director	March 22, 2022
Niquette Hunt

/s/ Ross A. Jaffe, M.D.	Director	March 22, 2022
Ross A. Jaffe, M.D.

/s/ David M. Renzi	Director	March 22, 2022
David M. Renzi