Form 10-Q
period 2022-03-31
MINERVA SURGICAL INC
filed 2022-05-11
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022 the registrant had 28,834,617 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements, and our needs for additional financing;

•our expectations regarding the rate and degree of physician, patient, and hospital awareness and acceptance of our treatments for abnormal uterine bleeding (AUB);

•our ability to establish and maintain intellectual property protection for our products or avoid, defend, or pursue claims of infringement;

•our ability to retain and expand our experienced commercial team and increase its productivity;

•the integration of our newly acquired products into our existing sales and marketing organization;

•the size and growth of the addressable market for the treatment of AUB;

•competitive companies and technologies and our industry;

•our ability to increase our manufacturing production and decrease our fixed manufacturing costs;

•the performance of third-party manufacturers and suppliers;

•our ability to research, develop and commercialize new products;

•the impact of COVID-19 and its variants on our business and on the market for the treatment of AUB;

•the potential effects of government regulation;

•our ability to hire and retain key personnel and to manage our future growth effectively;

•our ability to obtain additional financing in future offerings;

•the volatility of the trading price of our common stock;

•the impact of local, regional, and national and international economic conditions including inflation and events including the outbreak of war in Ukraine;

•our expectations about market trends;

•our anticipated use of our existing resources; and

•other risks and uncertainties, including those listed in the section titled “Risk factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements are current only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein to reflect events or circumstances after the date of this Quarterly Report, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,904	$40,608
Restricted cash, current	7,283	7,283
Accounts receivable, net	7,150	7,292
Inventory	16,004	15,682
Prepaid expenses and other current assets	3,142	4,139
Total current assets	61,483	75,004
Restricted cash, net of current portion	524	524
Intangible assets, net	32,938	34,970
Property and equipment, net	4,817	4,594
Operating lease right-of-use asset	741	—
Total assets	$100,503	$115,092
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$3,061	$3,629
Accrued compensation	2,887	3,518
Accrued liabilities	10,748	10,662
Contingent consideration liability, current	8,943	5,000
Operating lease liability	831	—
Total current liabilities	26,470	22,809
Long-term debt	39,146	39,085
Operating lease liability, net of current portion	143	—
Contingent consideration liability, net of current portion	—	9,094
Total liabilities	65,759	70,988
Commitments and contingencies (Note 8)
Stockholders` equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 28,827,449 and 28,822,283 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	295,186	293,621
Accumulated other comprehensive income	11	11
Accumulated deficit	(260,481)	(249,556)
Total stockholders’ equity	34,744	44,104
Total liabilities and stockholders’ equity	$100,503	$115,092

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31
	2022	2021
Revenues	$10,935	$11,838
Cost of goods sold	5,522	5,005
Gross profit	5,413	6,833
Operating expenses
Sales and marketing	9,473	6,469
General and administrative	4,985	4,003
Research and development	1,255	1,151
Total operating expenses	15,713	11,623
Loss from operations	(10,300)	(4,790)
Interest income	9	1
Interest expense (includes $nil million and $1.4 million to related parties in three months ended March 31, 2022 and 2021, respectively)	(632)	(3,451)
Change in fair value of derivative liabilities	—	(6,121)
Other income (expense), net	(2)	(587)
Net loss before income taxes	(10,925)	(14,948)
Income tax benefit (expense)	—	—
Net loss	$(10,925)	$(14,948)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(12.77)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,480,745	1,170,458

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	income	deficit	equity
Balances, January 1, 2022	28,822,283	$28	$293,621	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	5,166	—	3	—	—	3
Vesting of early exercised stock options	—	—	39	—	—	39
Stock-based compensation expense	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	28,827,449	$28	$295,186	$11	$(260,481)	$34,744

	Redeemable convertible preferred stock		Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	income	deficit	equity
Balances, January 1, 2021	12,397,838	$123,255	1,192,299	$1	$6,269	$11	$(228,092)	$(221,811)
Issuance of common stock upon exercise of stock options	—	—	1,465,158	2	884	—	—	886
Issuance of common stock upon early exercise of stock options	—	—	363,555	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(14,948)	(14,948)
Balances, March 31, 2021	12,397,838	$123,255	3,021,012	$3	$7,284	$11	$(243,040)	$(235,742)

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(10,925)	$(14,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	61	1,056
Non-cash interest expense from long-term debt and convertible notes	—	1,913
Depreciation and amortization	2,668	2,643
Non-cash lease expense	153	—
Stock-based compensation expense	1,523	131
Change in fair value of redeemable convertible preferred stock warrant liability	—	582
Change in fair value of contingent consideration liability	(151)	(204)
Change in fair value of derivative liabilities	—	6,121
Property and equipment impairments	10	—
Net changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	142	910
Inventory	(1,127)	(2,755)
Prepaid expenses and other current assets	997	(187)
Accounts payable	(550)	1,850
Accrued liabilities	402	556
Accrued compensation	(631)	(589)
Operating lease liability	(197)	—
Net cash used in operating activities	(7,625)	(2,921)
Cash Flows From Investing Activities:
Purchase of property and equipment	(82)	(401)
Net cash used in investing activities	(82)	(401)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	3	886
Payment of contingent consideration	(5,000)	—
Net cash (used in) provided by financing activities	(4,997)	886
Net decrease in cash, cash equivalents and restricted cash	(12,704)	(2,436)
Cash, cash equivalents and restricted cash at the beginning of the period	48,415	25,166
Cash, cash equivalents and restricted cash at the end of the period	$35,711	$22,730
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$27,904	$14,923
Restricted cash	7,807	7,807
Cash, cash equivalents and restricted cash in balance sheets	$35,711	$22,730
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$568	$458
Supplemental Disclosure of Non-cash Items:
Vesting of early exercised stock options	$39	$—
Purchases of property and equipment included in accounts payable	$18	$44
Net reclassification of inventory to property and equipment for customer usage agreements	$805	$747
Right of use asset acquired under operating lease on the adoption of ASC 842	$894	$—

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1. Formation and Business of the Company

The Company

Minerva Surgical, Inc. (the Company, we, us, and our) was incorporated in the state of Delaware on November 3, 2008. The Company's headquarters are in Santa Clara, California. The Company is a medical device company that develops therapeutic devices that treat abnormal uterine bleeding in a minimally invasive manner. The Company commenced commercial introduction of its products in the United States in 2015 following the clearance by the U.S. Food and Drug Administration (FDA).

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

Immediately prior to the IPO, $79.2 million in aggregate outstanding principal and accrued interest of the convertible promissory notes converted into 7,006,228 shares of redeemable convertible preferred stock at a conversion price of $11.31 per share. Also, immediately prior to the closing, all outstanding shares of the Company's redeemable convertible preferred stock (including those issued upon conversion of the convertible promissory notes) converted into 19,404,066 shares of common stock which resulted in the reclassification of the carrying value of the preferred stock to common stock and additional paid-in capital.

Liquidity

The Company incurred a net loss of $10.9 million and $14.9 million during the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $260.5 million as of March 31, 2022. The Company had cash and cash equivalents of $27.9 million as of March 31, 2022.

The Company has incurred significant operational losses since inception and expects to continue to incur significant expenses and increasing operating losses for the foreseeable future. Historically, the Company’s activities have been financed through private placements of equity securities and debt. On October 21, 2021, the Company completed the IPO, and received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions.

Management believes that the Company’s existing cash and cash equivalents allow the Company to finance its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed financial statements.

Impact of the COVID-19 pandemic

The COVID-19 pandemic and the resulting economic downturn have impacted business conditions in the industry in which the Company operates. Since March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals and ambulatory surgical centers (ASCs) delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital and ASCs admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's products.

In March 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel, and business operations. Such orders or restrictions have resulted in reduced operations at the Company’s headquarters (including manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations. These orders and restrictions have significantly decreased the number of procedures performed using the Company’s products and otherwise negatively impacted sales and operations.

The Company experienced a second wave of slower than expected revenue growth in the second half of 2021, when certain state governments responding to a second wave of COVID-19 infection rates, reinstated hospital and ASC closures for elective procedures. This trend continued for the first three months ended March 31, 2022.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Unaudited interim financial information

The accompanying condensed balance sheet as of March 31, 2022, the condensed statements of operations, the condensed statements of redeemable convertible preferred stock and stockholders’ equity and condensed statements of cash flows for the three month periods ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2021 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three month periods ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three month periods ended March 31, 2022 and 2021 are also unaudited. The results for the three month period ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three month periods ended March 31, 2022 and 2021, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 23, 2022. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2021, except for the accounting policy related to ASU 2016-02, Leases discussed below.

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

Significant estimates and assumptions include accounts receivable allowances, inventory allowances, recoverability of long-term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, valuation of the redeemable convertible preferred stock warrant liability and derivative liabilities, valuation and estimated useful lives of intangible assets, deferred tax assets and related valuation allowances, impact of contingencies and the Company’s incremental borrowing rate.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying values of the term loans approximate their fair values. Refer to Note 5 for further details.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At March 31, 2022 and 2021, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

Concentration of suppliers

The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect our results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Lease

Prior to January 1, 2022, the Company met the requirements to account for leases of its facilities as operating leases under ASC 840. The Company recognized rent expense on a straight-line basis over the non-cancellable lease term. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applied them in the determination of straight-line rent expense over the lease term. The Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability.

Upon adoption of ASU 2016-02, Leases (Topic 842), and the related amendments (ASC 842), on January 1, 2022, the Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company's balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. For a finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less. Variable lease payments are expensed as incurred.

Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses for the three month period ended March 31, 2021. Prior to the three month period ended March 31, 2022 all the redeemable convertible preferred stock were converted into shares of common stock. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for the three month periods ended March 31, 2022 and 2021, diluted net loss per common share is the same as basic net loss per common share for the two periods presented.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective approach with a cumulative effect adjustment to the accumulated deficit at the beginning of the period of adoption. The Company elected the transition practical expedient package, including (1) to not reassess whether any expired or existing contract are or contain leases; (2) to maintain existing lease classifications for expired or existing leases; and (3) to not reassess whether previously capitalized initial direct costs qualify for capitalization under Topic ASC 842. Upon adoption of ASC 842, the Company recognized a right of use (ROU) asset of $0.9 million and an operating lease liability of $1.2 million and derecognized deferred rent of $0.3 million related to the operating leases on the balance sheets as of January 1, 2022 with no impact to the condensed statements of operations, condensed statements of redeemable convertible preferred stock and stockholder’s equity or condensed statements of cash flows. The additional disclosures required by the new standard have been included in Note 8, Commitments and Contingencies.

4. Revenue

Disaggregation of revenue

	Three Months Ended March 31
	2022	2021
Minerva ES	44.0%	46.4%
Genesys HTA	30.3%	32.8%
Symphion	25.1%	19.4%
Other	0.6%	1.4%
	100%	100%

For the three month periods ended on March 31, 2022 and 2021, approximately 99.4% and 98.6% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.0% and 1.4% of the Company’s revenue for the three month periods ended on March 31, 2022 and 2021. In addition, as of March 31, 2022 and 2021, more than 97.0% and 95.8% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$7,150	$7,292
Contract liability—current (see "Note 6")	$281	$206

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—Financial assets held by the Company measured at fair value on a recurring basis include money market funds which are classified as Level 1 within the fair value hierarchy as the inputs used to measure fair value are quoted prices in active markets for identical assets. Contingent consideration liability is remeasured at fair value as of each reporting period and is considered a Level 3 measurement.

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

Fair value of assets and liabilities

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,281	$—	$—	$26,281
Total financial assets	$26,281	$—	$—	$26,281
Liability:
Contingent consideration liability	$—	$—	$8,943	$8,943
Total financial liabilities	$—	$—	$8,943	$8,943

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,522	$—	$—	$38,522
Total financial assets	$38,522	$—	$—	$38,522
Liability:
Contingent consideration liability	$—	$—	$14,094	$14,094
Total financial liabilities	$—	$—	$14,094	$14,094

Contingent consideration related to the BSC development and revenue milestones is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios, and is subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in general and administrative expense, in the statements of operations.

The redeemable convertible preferred stock warrant liability is classified within Level 3 of the fair value hierarchy because it is valued using the Black-Scholes pricing model, which requires subjective unobservable inputs.

The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option-pricing model:

March 31, 2021
Expected dividends	0%
Expected volatility	49.3% -53.5%
Risk-free interest rate	1.2% -1.6%
Expected warrant life	6.1-8.3 years

The fair value of the mandatory prepayment derivative liability, as a result of a change in control, was calculated using the “with and without” methodology at loan issuance. The “with and without” methodology involves valuing the term loan on an as-is basis and then valuing the term loan without the embedded derivatives. The difference between the value of the term loan with the embedded derivatives and the value without each individual embedded derivative equals the fair value of the embedded derivative. On the subsequent dates, the Company used an income approach to value the term loan derivative liabilities, where the proceeds to the lenders were estimated, adjusted by the opportunity cost of the lenders for foregoing the debt portion of the instrument. Upon repayment of the Ares Loan in October 2021, the mandatory prepayment derivative liability had no value, because the Company assessed the probability of change in control event to be zero after the IPO.

The Company valued the convertible notes derivative liabilities using the income approach, where the proceeds to the convertible noteholders were estimated under different future scenarios, adjusted by the opportunity cost of the convertible noteholders for foregoing the debt portion of the instrument. Each outcome was probability-weighted based on future estimates. Upon the closing of the IPO in October 2021, the 2018, 2019, and 2020 Notes converted into Series D redeemable convertible preferred stock pursuant to automatic conversion feature of the convertible notes. Due to the conversion of the 2018, 2019, and 2020 Notes, the associated derivative liabilities were revalued and extinguished with the change in fair value recorded as other income in the Company’s Statement of Operations.

The change in fair value of the redeemable convertible preferred stock warrant liability, derivative liabilities and contingent consideration liability are summarized below (in thousands):

	Redeemable convertible preferred stock warrant liability	Derivative liabilities	Contingent consideration liability
Beginning fair value, January 1, 2021	$42	$38,007	$23,667
Change in fair value	582	6,121	(204)
Ending fair value, March 31, 2021	$624	$44,128	$23,463

Contingent consideration liability
Beginning fair value, January 1, 2022	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	$8,943

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$1,623	$2,086
Cash equivalents:
Money market funds	26,281	38,522
Total cash and cash equivalents	$27,904	$40,608

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$9,194	$9,495
Component materials	6,810	6,187
Total inventory	$16,004	$15,682

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$1,238	$1,264
Prepaid insurance	1,804	2,726
Other current assets	100	149
Total prepaid expenses and other current assets	$3,142	$4,139

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		March 31,	December 31,
	Useful life (years)	2022	2021
Computers and software	2	$730	$730
Machinery and equipment	3	841	997
Furniture and fixtures	7	48	48
Tools and dies	2	949	941
Construction in progress	—	456	428
Equipment under customer usage agreements	3	11,365	10,612
Leasehold improvements	Lesser of useful life or lease term	155	155
		14,544	13,911
Less: accumulated depreciation and amortization		(9,727)	(9,317)
Property and equipment, net		$4,817	$4,594

Depreciation and amortization expense on property and equipment was $0.6 million, for each of the three month periods ended on March 31, 2022 and 2021. Of this amount approximately, $0.6 million, and $0.5 million, for the three month periods ended on March 31, 2022 and 2021, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold.

Intangible asset, net

Intangible asset, net consist of the following (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(1,145)	$2,824
Developed technology	30,819	(5,779)	25,040
Customer relationships	13,466	(8,416)	5,050
Other intangible assets	24	—	24
Total intangible assets	$48,278	$(15,340)	$32,938

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(992)	$2,977
Developed technology	30,819	(5,008)	25,811
Customer relationships	13,466	(7,294)	6,172
Other intangible assets	10	—	10
Total intangible assets	$48,264	$(13,294)	$34,970

Amortization expense on intangible assets was $2.1 million for each of the three month periods ended on March 31, 2022 and March 31, 2021.

Future amortization expense of intangible assets as of March 31, 2022 is as follows (in thousands):

As of March 31,
2022 (remaining nine months)	$6,136
2023	5,376
2024	3,693
2025	3,693
Thereafter	14,040
Total	$32,938

Accrued compensation

Accrued compensation consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued vacation	$1,520	$1,469
Accrued bonuses	639	1,307
Accrued commissions	596	665
Other accrued personnel related expenses	132	77
Total accrued compensation	$2,887	$3,518

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrual for litigation	$7,203	$7,203
Accrued professional fees	563	974
Accrued sales and use taxes	633	657
Deferred rent	—	277
Accrual for inventory in transit	1,079	119
Contract liability	281	206
Accrued interest expense	193	189
Others	796	1,037
Total accrued liabilities	$10,748	$10,662

7. Debt

CIBC term loan

On October 8, 2021, the Company entered into a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of March 31, 2022, the CIBC Loan had an annual effective interest rate of 7.0% per annum. The Company may prepay the CIBC Loan in whole or in parts.

Obligations under the CIBC Agreement are secured by substantially all of the Company’s assets. The CIBC Agreement contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain minimum revenue and minimum cash thresholds.

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

The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan principal	$40,000	$40,000
Less: Debt issuance cost and debt discount	(854)	(915)
Accrued interest	193	189
Term loan	$39,339	$39,274

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three month period ended March 31, 2022 the Company recorded interest expense of $0.6 million, which includes interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million.

During the three month period ended March 31, 2021 the Company recorded interest expense of $1.5 million, which includes interest expense related to accretion of debt discount and debt issuance costs of the Ares Loan of $0.5 million. In three months ended December 31, 2021, the Company repaid its entire obligation under the Ares Loan.

During the three month period ended March 31, 2021 the Company recorded interest expense of $2.0 million on the 2018, 2019 and 2020 Notes, which includes interest expense related to amortization of debt discount of the 2018, 2019 and 2020 Notes of $0.5 million. In three months ended December 31, 2021, the Company converted outstanding principal and accrued interest of the convertible notes into shares of redeemable convertible preferred stock.

Contractual maturities of financing obligations

As of March 31, 2022, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2022 (remaining nine months)	$1,804
2023	4,557
2024	14,892
2025	14,108
2026	12,244
Total	47,605
Less: unamortized debt discounts and issuance costs	(854)
Less: interest	(7,412)
Term loan	$39,339

8. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, manufacturing and distribution center are located in Santa Clara, CA and are subject to a non-cancellable operating lease that terminates in May 2023.

The Company recognized rent expense of $0.2 million for each of the three month periods ended on March 31, 2022 and March 31, 2021.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three month period ended March 31, 2022:

For Three Months Ended March 31, 2022
Lease Cost	(in thousands)
Operating lease cost	$163
Short-term lease cost	—
Variable lease cost	83
Total lease cost	$246
Other Information
Operating cash flows used for lease liabilities	$208
Right of use asset acquired under operating lease on the adoption of ASC 842	$741
Weighted average remaining lease term (in years)	1.2
Weighted average incremental borrowing rate	4.0%

As of March 31, 2022, operating lease right of use assets were $0.7 million and operating lease liabilities were $1.0 million. The Company has no finance leases.

The maturities of the operating lease liabilities as of March 31, 2022 were as follows (in thousands):

2022 (remaining nine months)	$637
2023	358
Total undiscounted lease payments	995
Less: imputed interest	21
Total operating lease liability	974
Less: current portion	831
Operating lease liability, net of current maturities	$143

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2021 under ASC 840 were as follows (in thousands):

2022	846
2023	358
Total minimum lease payments	$1,204

The Company maintains letters of credit of $0.5 million in connection with the Company’s office leases in Santa Clara. As of March 31, 2022 and December 31, 2021, the cash amount associated with the Santa Clara Lease is recorded as restricted cash on the balance sheet.

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

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) filed a complaint against the Company alleging infringement of four patents. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (“the ’183 patent”) and 9,095,348 (“the ’348 patent”). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. But the District Court denied Minerva’s motion to dismiss or stay that patent. A few weeks before trial, in June 2018, the District Court held a summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the District Court also granted Hologic’s motion to reject Minerva’s 35 U.S.C, §112 defenses based on the doctrine of assignor estoppel.

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

On April 19, 2019, Court of Appeals for the Federal Circuit (“Federal Circuit”) unanimously affirmed the invalidity of the ’183 patent which was the only patent on which Hologic was relying in its motion for a permanent injunction as the ’348 patent expired in November 2018. As a consequence, the District Court denied Hologic’s post-trial motion for a permanent injunction. The District Court issued its Final Judgment on June 3, 2019. In July 2019, the Company appealed to the Federal Circuit. At the time of filing the appeal, the updated damages calculation totaled $7.1 million and the related cash balance was restricted from withdrawal. A surety bond was generated and filed along with the appeal documents and included in restricted cash in the balance sheet. The additional damages were accrued for as of December 31, 2018. On April 22, 2020, the Federal Circuit affirmed the verdict of the $7.1 million in total damages. In September 2020, the Company filed a petition with the U.S. Supreme Court, which was granted. On November 11, 2020, the Company increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal. On June 29, 2021, the U.S. Supreme Court vacated and remanded the Federal Circuit’s decision that Minerva cannot challenge the validity of the ’348 patent due to assignor estoppel. A decision from the Federal Circuit on remand as to the invalidity of the ’348 patent is pending. On remand, the Federal Circuit heard oral arguments on January 27, 2022. No opinion has been issued.

On July 8, 2020, Hologic sued the Company for willful infringement of Hologic’s ’348 patent in the U.S. District Court for the District of Delaware, alleging that the new Minerva ES Handpiece infringed the now expired patent. The Company has answered, denying infringement and willfulness and alleges that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the District Court granted the Company’s motion to stay this case until all appeals have been exhausted relating to the ’348 patent (see above).

In April 2017, the Company sued Hologic for willful infringement of a Company patent (U.S. Patent No. 9,186,208 (“the ’208 patent”)) in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed. On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Federal Circuit. Hologic’s response brief was filed on March 4, 2022, The Company's response was filed on April 12, 2022 and no date for oral argument has been set yet. The appeal proceeding in the Federal Circuit is expected to take several months.

9. Income Taxes

The Company did not record an income tax provision for the three month periods ended March 31, 2022 and March 31, 2021. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

10. Stockholders’ Equity

Common stock

The Company’s Amended and Restated Certificate of Incorporation, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock as of March 31, 2022.

Common stock warrants

As of March 31, 2022, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

Shares reserved for future issuance

The Company has shares of common stock reserved for future issuances as follows:

	March, 31	December, 31
	2022	2021
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	2,179,647	2,175,685
Common stock available for future grants	1,924,967	1,934,095
Restricted stock units issued and outstanding	390,750	394,750
Common stock available for ESPP	401,164	401,164

2008 Stock Plan and 2021 Equity Incentive Plan, as amended (the 2021 and 2008 Plan)

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,175,685	$9.27	8.68	$2,856
Options granted	39,600	$5.49
Options exercised	(5,166)	$0.61
Options forfeited or cancelled	(30,472)	$8.06
Outstanding, March 31, 2022	2,179,647	$9.24	8.46	$2,383
Shares exercisable March 31, 2022	1,542,586	$9.30	8.17	$1,830
Vested and expected to vest, March 31, 2022	2,179,647	$9.24	8.46	$2,383

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of March 31, 2022 and December 31, 2021.

The aggregate intrinsic value of stock options exercised during the years ended March 31, 2022 and March 31, 2021 was de minimis and zero, respectively.

The total fair value of options that vested during the three months ended March 31, 2022 and 2021 was $1.0 million and $0.1 million, respectively. The options granted during the three months ended March 31, 2022 and 2021 had a weighted-average per share grant-date fair value of $3.50 and $0.36 per share, respectively. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $7.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three months ended March 31, 2022 and March 31, 2021, the Company had no repurchases of common stock. As of March 31, 2022 and December 31, 2021, there were 311,836 and 377,709 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of March 31, 2022 and December 31, 2021 was $0.2 million, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

In December 2021, the Company granted 394,750 restricted stock units under 2021 Plan. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $1.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.7 years.

2021 Employee Stock Purchase Plan, as amended (ESPP)

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 401,164 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the board of directors. As of March 31, 2022, no offerings have been authorized.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$69	$15
Sales and marketing	591	63
Research and development	14	1
General and administrative	849	52
Total	$1,523	$131

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$1,026	$131
RSU	497	—
Total	$1,523	$131

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected volatility	70.8%	72.9% - 74.6%
Risk-free interest rate	1.9%	0.6% - 1.1%
Dividend yield	0%	0%
Expected term	6 years	5 - 6 years

11. Net Loss Per Share Attributable To Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator
Net loss attributable to common stockholders	$(10,925)	$(14,948)
Denominator:
Weighted-average common stock outstanding	28,480,745	1,170,458
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(12.77)

The following potentially dilutive securities outstanding in common stock equivalent shares have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	12,397,838
Redeemable convertible preferred stock warrants	—	77,842
Common stock warrants	77,842	—
Unvested early exercised common stock options	311,836	499,584
Options to purchase common stock	2,179,647	840,983
Unvested restricted stock units	390,750	—
Convertible notes*	—	—

* At March 31, 2021, the conversion of the convertible notes into redeemable convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the conversion stock per share price at the date of qualified equity financing, non-qualified equity financing, or a change of control event. These factors were not estimable and the number of redeemable convertible preferred stock was not determinable. There were no conversions of convertible notes to preferred stock for the three months ended March 31, 2022.

12. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on From 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2022.

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

Prior to May 2020, we sold only one product, the Minerva ES Endometrial Ablation System (Minerva ES) for women with AUB attributed to a non-structural cause. In May 2020, we acquired certain assets from Boston Scientific Corporation (BSC), including all rights to the Genesys HTA Endometrial Ablation System (Genesys HTA), Symphion Operative Hysteroscopy System (Symphion), and Resectr Tissue Resection (Resectr) product lines. The assets acquired included all future value associated with the developed products and rights of ownership for the products. We did not assume any liabilities associated with BSC’s product activities, except for an immaterial warranty liability for installed Genesys HTA controllers. We expect to be liable for future variable milestone obligations to BSC, in the maximum amount of $10.0 million in total as described in our financial statements and notes based on sales of the BSC products in 2022.

We utilize contract manufacturers for a significant portion of our products. This includes all of our controllers and significant subcomponents of our disposable devices. BSC manufactures the Genesys HTA and its ProCerva procedure set at its facility. In connection with the BSC product acquisition, we entered into a supply agreement with BSC relating to the Genesys HTA system and certain of its components. Pursuant to the supply agreement, BSC supplied us with systems and procedure sets until we had successfully transferred manufacturing to a third-party manufacturer, which occurred in 2022. The Symphion and Resectr products were previously manufactured for BSC by various third-party manufacturers. We intend to rely on the same manufacturers to supply us with these products and we are in the process of assuming those relationships directly.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of March 31, 2022, our commercial team consisted of approximately 86 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the three month period ended March 31, 2022, we generated revenue of $10.9 million, with a gross margin of 49.5% and a net loss of $10.9 million compared to revenue of $11.8 million, with a gross margin of 57.7% and a net loss of $14.9 million for the three month period ended March 31, 2021.

As of March 31, 2022, we had an accumulated deficit of $260.5 million, cash and cash equivalents of $27.9 million and $40.0 million outstanding under the CIBC Agreement before debt discount, and accrued interest.

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

Certain of these other employees had begun to return to our headquarters full or part-time during the third quarter of 2021, although we are reviewing the impact of COVID-19 on employee safety. We continue to limit travel to protect the health and safety of our employees and customers.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

The Company continued to experience a slower than expected revenue growth in the three months ended March 31, 2022, a trend that continued from the second half of 2021, when certain state governments responding to a wave of COVID-19 infection rates, reinstated hospital and ASC closures for elective procedures.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue	$10,935	$11,838	$(903)	(7.6%)
Cost of goods sold	5,522	5,005	517	10.3%
Gross profit	5,413	6,833	(1,420)	(20.8%)
Operating expenses
Sales and marketing	9,473	6,469	3,004	46.4%
General and administrative	4,985	4,003	982	24.5%
Research and development	1,255	1,151	104	9.0%
Total operating expenses	15,713	11,623	4,090	35.2%
Loss from operations	(10,300)	(4,790)	(5,510)	115.0%
Interest income	9	1	8	800.0%
Interest expense	(632)	(3,451)	2,819	(81.7%)
Change in fair value of derivative liabilities	—	(6,121)	6,121	(100.0%)
Other income (expense), net	(2)	(587)	585	(99.7%)
Net loss before income taxes	(10,925)	(14,948)	4,023	(26.9%)
Net Loss	$(10,925)	$(14,948)	$4,023	(26.9%)

Revenue

Revenue decreased by $0.9 million, or 7.6%, to $10.9 million during the three month period ended March 31, 2022, compared to $11.8 million during the three month period ended March 31, 2021. The decrease in revenue compared to the first quarter of 2021, was driven by a decrease in revenue for the Minerva ES and Genesys HTA products, partially offset by an increase Symphion product revenue.

Revenue has been significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic and this trend continued negatively impacting revenue during the first quarter of 2022.

For the three month periods ended March 31, 2022 and 2021, sales of Minerva ES contributed 44.0% and 46.4% of revenue, respectively; sales of the Genesys HTA contributed 30.3% and 32.8% of revenue, respectively; sales of Symphion contributed 25.1% and 19.4% of revenue, respectively; and sales of other products and warranties contributed 0.6% and 1.4% of revenue, respectively.

Cost of goods sold

Cost of goods sold increased by $0.5 million, or 10.3%, to $5.5 million during the three month period ended March 31,2022 compared to $5.0 million during the three month period ended March 31, 2021. The increase was primarily due to growth in the sales volume of our Symphion products, which material costs have increased compared to the three months ended March 31, 2021.

Gross margin

Our gross margin decreased from 57.7% for the three month period ended March 31, 2021 to 49.5% for the three month period ended March 31, 2022. The decrease in gross margin was primarily due to the sales mix of our product portfolio, as described above and the fact that Symphion products contribute less to the Company's gross margin compared to Minerva ES and Genesys HTA products.

Sales and marketing expenses

Sales and marketing expenses increased by $3.0 million, or 46.4%, to $9.5 million during the three month period ended March 31, 2022, compared to $6.5 million during the three month period ended March 31, 2021. The increase was primarily due to a $1.6 million increase in compensation and personnel related expenses and commission expenses due to growth in salesforce, a $0.4 million increase in distribution, customer training, seminar and other expenses, a $0.4 million increase in case coverage and travel and entertainment expenses due to increase of in-person sales activities, a $0.4 million increase in marketing costs and website expenses, a $0.1 million increase in consulting and other services and a $0.1 million increase in use tax expenses related to field assets.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 24.5%, to $5.0 million during the three month period ended March 31, 2022, compared to $4.0 million during the three month period ended March 31, 2021. The increase was primarily due to a $1.8 million increase in compensation and personnel related expenses due to increases in headcount and stock-based compensation expenses, a $1.0 million increase in business and D&O insurance, merchant fees, other tax expenses and dues and subscriptions, offset by a $1.8 million decrease in legal expenses in connection with our patent infringement lawsuit with Hologic and corporate matters.

Research and development expenses

Research and development expenses increased by $0.1 million, or 9.0%, to $1.3 million in the three month period ended March 31, 2022, compared to $1.2 million in the three month period ended March 31, 2021. The increase was primarily due to a $0.1 million additional costs for controller and prototype development.

Interest expense and income

Interest expense decreased by $2.8 million, or 81.7%, to $0.6 million during the three month period ended March 31, 2022, compared to $3.5 million during the three month period ended March 31, 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	Three Months Ended March 31,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$(6,121)	$6,121	(100.0%)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(582)	582	(100.0%)
Other income (expense), net	(2)	(5)	3	(60.0%)
Total	$(2)	$(6,708)	$6,706	(100.0%)

Changes in fair value of derivative liabilities decreased by $6.1 million, or 100%, to $nil million of other income during the three months ended March 31, 2022, compared to $6.1 million of other expenses during the three months ended March 31, 2021. Upon the conversion of the convertible notes in Q4 2022, the fair value of the single derivative liability was measured zero. The decrease is primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in a change in fair value of derivative liabilities of $6.1 million during the three months ended March 31, 2021.

Additionally, other expense decreased by $0.6 million to $nil million during the three months ended March 31,2022, compared to less than $0.6 million during the three months ended March 31,2021, primarily due to changes in the fair value of our redeemable convertible preferred stock warrant liability that decreased other expenses by $0.6 million before its conversion to common stock warrants in October 2021.

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three months ended March 31, 2022, nearly 99.4% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.0% of revenue. Further, more than 97.0% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

General and administrative expenses

General and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense, professional fees for legal, patent, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses. We also recognize the change in value of the contingent consideration liability due to BSC for the potential future milestone payment in general and administrative expenses.

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

Other income and expenses

Other income and expenses primarily consist of changes in the fair value of derivative liabilities and redeemable convertible preferred stock warrant liability. Upon exercise or expiration of the warrants, the final fair value of the warrant liability will be reclassified to stockholders’ (equity)/deficit and we will no longer record any related periodic fair value adjustment. We will continue to adjust the derivative liabilities for changes in fair value at each balance sheet date until the convertible notes are converted or repaid, with any changes in fair value recognized in the statements of operations.

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

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, interest expense and income tax benefit. We calculate Adjusted EBITDA by further excluding stock-based compensation expenses, change in fair value of redeemable convertible preferred stock warrant liability, change in fair value of contingent consideration liability and change in fair value of derivative liabilities. EBITDA margin represents EBITDA as a percentage of revenue. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating (income) loss, net (income) loss and other U.S. GAAP measures of income and loss.

	Three Months Ended March 31
(in thousands, except percentage figures)	2022	2021

Net Loss	$(10,925)	$(14,948)
Depreciation and amortization	2,668	2,643
Interest (income) expense, net	623	3,450
EBITDA	$(7,634)	$(8,855)
EBITDA margin	(69.8%)	(74.8%)
Adjustments:
Stock-based compensation expense	1,523	131
Change in fair value of redeemable convertible preferred stock warrant liability	—	582
Change in fair value of contingent consideration liability	(151)	(204)
Change in fair value of derivative liabilities	—	6,121
Adjusted EBITDA	$(6,262)	$(2,225)
Adjusted EBITDA margin	(57.3%)	(18.8%)

Liquidity and capital resources

Prior to the Company's IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of March 31, 2022, we had an accumulated deficit of $260.5 million, cash and cash equivalents of $27.9 million and $40.0 million outstanding under the CIBC Agreement before debt discount and accrued interest.

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

As of March 31, 2022, we had cash and cash equivalents of $27.9 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

We expect our existing capital resources including the proceeds from our IPO provide sufficient funding to finance our operations for at least 12 months from the issuance date of this Quarterly Report.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with product sales, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the timing, receipt and amount of sales from our current and future products;
•
the cost and timing of establishing and growing sales, marketing and distribution capabilities;
•
the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights;
•
the terms and timing of any other collaborative, licensing and other arrangements that we may establish, including milestone payments which may become due to BSC for past product acquisitions;
•
the degree of success we experience in commercializing future products;
•
the cost, timing and results of our clinical trials and regulatory reviews; and
•
the emergence of competing or complementary technologies.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,625)	$(2,921)
Investing activities	(82)	(401)
Financing activities	(4,997)	886
Net (decrease) increase in cash and cash equivalents	$(12,704)	$(2,436)

Cash flows used in operating activities

Net cash used in operating activities was $7.6 million for the three month period ended September March 31, 2022, primarily attributable to a net loss of $10.9 million and a net change in our net operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $4.3 million. Non-cash charges primarily consist of $2.7 million in depreciation and amortization, $1.5 million in stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to a $1.1 million increase in inventory and a $1.0 million decrease in accounts payable, operating lease liability and accrued compensation, net of an increase in accrued liabilities, resulting primarily from increases in our operating activities and accrued consulting expenses. The increase was partially offset by a $1.1 million decrease in accounts receivable, net and prepaid expenses and other current assets.

Net cash used in operating activities was $2.9 million for the three month period ended March 31, 2021, primarily attributable to a net loss of $14.9 million and a net change in our net operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $12.2 million. Non-cash charges primarily consist of $6.1 million in change in fair value of derivatives liabilities, $1.9 million in interest expense from long-term debt and convertible notes, $2.6 million in depreciation and amortization, $1.1 million in amortization of debt discount and debt issuance costs. The change in our net operating assets and liabilities was primarily due to a $2.9 million increase in inventory, prepaid expenses and other current assets and a $0.6 million decrease in accrued compensation, which was partially offset by a $0.9 million decrease in accounts receivable, a $2.4 million increase in accounts payable and accrued liabilities resulting primarily from increases in our operating activities.

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the three month period ended March 31, 2022, which consisted of $0.1 million used to purchase property and equipment.

Net cash used in investing activities was $0.4 million for the three month period ended March 31, 2021, which consisted of $0.4 million used to purchase property and equipment.

Cash flows provided by financing activities

Net cash used in financing activities was $5.0 million for the three month period ended March 31, 2022, which primarily relates to $5.0 million payment of contingent consideration.

Net cash provided by financing activities was $0.9 million for the three month period ended March 31, 2021, which primarily relates to $0.9 million proceeds from issuance of common stock.

Contractual obligations and commitments

Our contractual obligations and commitments relate primarily to our CIBC Loan and operating leases. In 2019, we entered into a lease agreement for our corporate headquarters, research and development facilities, and manufacturing and distribution centers, located in Santa Clara, CA. See Note 7, “Debt” and Note 8, “Commitments and contingencies,” to our financial statements for further information.

Critical accounting policies, significant judgments and use of estimates

Our unaudited interim condensed financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 we had cash and cash equivalents of $27.9 million, consisting of cash and money market funds and a CIBC term loan with an outstanding balance of $39.3 million. Due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10.0% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income. An immediate 10.0% relative change in interest rates would not have a material effect on the fair value of the CIBC term loan or on our future interest expenses.

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

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the unaudited interim condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management and our audit committee, we began the implementation of remediation steps in early 2021 and these measures are ongoing during 2022. These efforts focus on (i) the hiring of personnel with technical accounting and financial reporting experience, which have been significantly completed, and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We are making progress in strengthening our internal controls over financial reporting to remediate the material weakness identified in our 2021 audit and will plan to provide an update on our progress and status of remediation with the filing of Form 10-Q for the period ended June 30, 2022. We have made substantial progress and are committed to continuing to improve our internal control processes, and we will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2020, the Federal Circuit affirmed the District Court’s decisions on appeal, except for the District Court’s award of pre- and post-judgment interest on the supplemental damages award, which was vacated and remanded. Both parties filed Petitions for a writ of certiorari with the U.S. Supreme Court. The Supreme Court granted our petition, but denied Hologic’s petition. Our petition presented a question for review by the Supreme Court whether assignor estoppel should preclude us from asserting invalidity in the case. The oral argument took place April 21, 2021. On June 29, 2021, the Supreme Court vacated and remanded the Federal Circuit’s decision that we cannot challenge the validity of the ’348 patent due to assignor estoppel. Oral argument at the Federal Circuit (“Federal Circuit”) took place on January 27, 2022 and a decision from the Federal Circuit on remand as to the invalidity of the ’348 patent is pending.

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

Second Hologic action

On April 11, 2017, we brought a patent infringement lawsuit alleging that Hologic’s NovaSure ADVANCED product infringes our U.S. Patent No. 9,186,208 in the Northern District of California and seeking damages from Hologic. Hologic has answered and counterclaimed that it does not infringe, that the patent is invalid, and that the asserted patent needed correct inventorship. We sought a preliminary injunction, and that motion was denied on January 5, 2018. On February 2, 2018, pursuant to stipulation of the parties, this matter was transferred to the District of Delaware. On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that our ‘208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, we appealed to the Federal Circuit. The appeal proceeding in the Federal Circuit is expected to take several months.

Third Hologic action

On July 8, 2020, Hologic brought a patent infringement lawsuit alleging that our redesigned Minerva ES infringed the ’348 patent (the same patent at issue in the First Action). Hologic is seeking damages for approximately five months of sales, starting at the end of June 2018 to November 2018 when the ’348 patent expired. Hologic also alleged willful infringement. We answered denying infringement and willfulness and asserting that the patent is invalid. All fact and expert discovery has been completed, except for issues regarding invalidity of the ’348 patent. On January 22, 2021, we filed a motion to stay the case pending the Supreme Court’s review of the First Action. On April 6, 2021, the Court granted our motion and stayed the action pending exhaustion of the appeals in the First Action.

Item 1A. Risk factors

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q (Quarterly Report), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred significant operating losses since inception. Our net loss was $10.9 million for the three-months period ended March 31, 2022 and $21.5 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $260.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions from our IPO in October 2021.

The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and acquire new products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure and product improvements.

We received United States Food and Drug Administration (FDA) premarket approval for our Minerva Endometrial Ablation System (Minerva ES) in July 2015, and acquired the Genesys HTA Endometrial Ablation System (Genesys HTA), Symphion Operative Hysteroscopy System (Symphion), and Resectr Tissue Resection Device (Resectr) from Boston Scientific Corporation (BSC) in May 2020, and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue devoting a substantial amount of our resources to expand commercialization efforts and increase adoption of our products to treat AUB and to develop additional products. These efforts may prove more costly than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a newly public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. Accordingly, we expect to continue incurring operating losses for the foreseeable future and we cannot provide assurance that we will achieve profitability in the future or that, if we become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition, and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition, and results of operations.

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

Physicians play a significant role in determining the course of a patient’s treatment for AUB and, as a result, the type of treatment that will be recommended or provided to a patient. We maintain a website with information that is useful to patients and we have just recently initiated a marketing and advertisement campaign targeting patients. However, historically we have focused our sales, marketing, and education efforts primarily on obstetrician-gynecologists (OB/GYNs) and will continue to do so going forward. If we are not able to effectively demonstrate to OB/GYNs that our products are safe and effective and confer benefits over other available treatment methods in a broad range of patients, adoption of our products will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that our products will achieve broad market acceptance among hospitals and physicians. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

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

We rely heavily on third-party suppliers and contract manufacturers in the United States, China, Germany, and Costa Rica for raw materials, components, manufacturing, assembly, and sterilization of our products. We rely on third-party contractors to manufacture components of our Minerva ES disposable handpiece, while we conduct the final assembly of the handpiece at our Santa Clara facility. We are in the process of establishing a contract manufacturer in China to act as a second source for the final assembly of the disposable handpiece. We anticipate the new contract manufacturer will be operational in the second half of 2022. However, we cannot assure you that we will receive FDA approval for use of this contract manufacturing facility in a timely manner or at all. Until such time as we receive FDA approval for another contract manufacturer, our Santa Clara facility will remain the sole source for assembly of the disposable handpieces. We purchase the Minerva RF controller from another third-party manufacturer in the United States, and we then test and package the controller at our Santa Clara facility before placing the product in finished goods inventory. In most cases these manufacturers are single source suppliers. Any of our suppliers or our third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate are required by the market and we may be required to locate and qualify additional suppliers.

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
•
delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and
•
an outbreak of disease or similar public health threat, such as the existing threat of COVID-19 or international hostilities, including the war in the Ukraine, particularly as it may impact our supply chain.

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

Additionally, we anticipate that a continuing shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of COVID-19, may result in fewer diagnoses and a lower number of procedures performed. As treatment facilities cancel and defer elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as healthcare providers seek cost savings. Prolonged restrictions relating to COVID-19 have adversely affected the number of endometrial ablation and tissue resection procedures and our revenue as a result. Additionally, some treatment facilities have had cash flow problems or have ceased doing business due to the impact of COVID-19 on their operations, which has reduced the number of treatment facilities where endometrial ablations or tissue resections can be performed, and has adversely affected our ability to collect amounts due to us and our revenue as a result.

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

In addition, our research and development programs, clinical operations, and sales efforts depend on our ability to attract and retain highly skilled engineers and sales professionals. We may not be able to attract or retain qualified engineers and sales professionals in the future due to the competition for qualified personnel. Competition for skilled engineers is especially high in the San Francisco Bay Area, where our headquarters is located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. When we hire employees from competitors or other companies, their former employers may in the future attempt to assert that these employees or we have breached legal obligations, which may result in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. Additionally, our common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.

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
•
the achievement of a certain milestone related to our agreement with BSC;
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

Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80.0% of our taxable income in tax years beginning after December 31, 2020. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. See Note 9 to our unaudited interim condensed financial statements and notes thereto for the three month periods ended March 31, 2022 and 2021.

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
•
developments in our industry; and
•
deteriorating market conditions due to investor concerns regarding inflation and war between Russian and Ukraine.

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

If our existing stockholders sell, or indicate an intention to sell, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

As of March 31, 2022, the holders of an aggregate of 28,822,283 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

During the preparation of our financial statements for the years ended December 31, 2021 and 2020, we identified a material weakness in internal control over financial reporting primarily related to a lack of timely, effective review over the financial statement close process. During the periods under audit, we did not have a sufficient complement of qualified personnel within the accounting function and had a lack of segregation of duties to adequately conduct review and analysis of certain routine transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three month period ended March 31, 2022, we issued to certain directors, officers, employees and consultants an aggregate of 5,166 shares of our common stock upon the exercise of options under our 2008 Plan, as amended at an exercise price of $0.61 per share.

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

101

The following financial information from Minerva Surgical, Inc.’s Quarterly Report on Form 10-Q for the three months period ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) t Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) Notes to the Financial Statements.

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

MINERVA SURGICAL INC

Date: May 11, 2022	By:	/s/ David M. Clapper
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer, and Accounting Officer)