Form 10-Q
period 2022-06-30
MINERVA SURGICAL INC
filed 2022-08-09
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Draft tested, no issues noted.

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

As of August 4, 2022 the registrant had 28,859,990 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,386	$40,608
Restricted cash, current	7,807	7,283
Accounts receivable, net	7,017	7,292
Inventory	16,928	15,682
Prepaid expenses and other current assets	3,139	4,139
Total current assets	57,277	75,004
Restricted cash, net of current portion	—	524
Intangible assets, net	30,916	34,970
Property and equipment, net	5,179	4,594
Operating lease right-of-use asset	586	—
Total assets	$93,958	$115,092
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$3,273	$3,629
Accrued compensation	3,467	3,518
Accrued liabilities	11,386	10,662
Contingent consideration liability, current	5,000	5,000
Operating lease liability	774	—
Total current liabilities	23,900	22,809
Long-term debt	39,208	39,085
Contingent consideration liability, net of current portion	—	9,094
Total liabilities	63,108	70,988
Commitments and contingencies (Note 8)
Stockholders` equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 28,856,324 shares and 28,822,283 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	296,905	293,621
Accumulated other comprehensive income	11	11
Accumulated deficit	(266,094)	(249,556)
Total stockholders’ equity	30,850	44,104
Total liabilities and stockholders’ equity	$93,958	$115,092

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues	$12,967	$14,114	$23,902	$25,952
Cost of goods sold	5,322	5,382	10,844	10,387
Gross profit	7,645	8,732	13,058	15,565
Operating expenses
Sales and marketing	9,691	8,497	19,164	14,964
General and administrative	1,579	10,125	6,564	14,128
Research and development	1,274	1,673	2,529	2,824
Total operating expenses	12,544	20,295	28,257	31,916
Loss from operations	(4,899)	(11,563)	(15,199)	(16,351)
Interest income	19	—	28	—
Interest expense (includes $nil million and $1.5 million to related parties in three months ended June 30, 2022 and 2021, respectively and $nil million and $2.9 million to related parties in six months ended June 30, 2022 and 2021)	(703)	(3,601)	(1,335)	(7,052)
Change in fair value of derivative liabilities	—	(2,019)	—	(8,140)
Gain on extinguishment of PPP loan	—	3,036	—	3,036
Other income (expense), net	(30)	48	(32)	(540)
Net loss before income taxes	(5,613)	(14,099)	(16,538)	(29,047)
Income tax benefit (expense)	—	—	—	—
Net loss	$(5,613)	$(14,099)	$(16,538)	$(29,047)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(5.48)	$(0.58)	$(15.49)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,550,489	2,573,705	28,515,808	1,875,691

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2021	—	$—	28,822,283	$28	$293,621	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	—	—	5,166	—	3	—	—	3
Vesting of early exercised stock options	—	—	—	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	—	—	28,827,449	28	295,186	11	(260,481)	34,744
Issuance of common stock upon exercise of stock options	—	—	28,875	—	18	—	—	18
Vesting of early exercised stock options	—	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	1,676	—	—	1,676
Net loss	—	—	—	—	—	—	(5,613)	(5,613)
Balances, June 30, 2022	—	$—	28,856,324	$28	$296,905	$11	$(266,094)	$30,850

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2020	12,397,838	$123,255	1,192,299	$1	$6,269	$11	$(228,092)	$(221,811)
Issuance of common stock upon exercise of stock options	—	—	1,465,158	2	884	—	—	886
Issuance of common stock upon early exercise of stock options	—	—	363,555	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(14,948)	(14,948)
Balances, March 31, 2021	12,397,838	123,255	3,021,012	3	7,284	11	(243,040)	(235,742)
Issuance of common stock upon exercise of stock options	—	—	66,288	—	40	—	—	40
Vesting of early exercised stock options	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	4,478	—	—	4,478
Net loss	—	—	—	—	—	—	(14,099)	(14,099)
Balances, June 30, 2021	12,397,838	$123,255	3,087,300	$3	$11,817	$11	$(257,139)	$(245,308)

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(16,538)	$(29,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	123	2,232
Non-cash interest expense from long-term debt and convertible notes	—	3,867
Depreciation and amortization	5,361	5,334
Non-cash lease expense	308	—
Gain on extinguishment of PPP loan	—	(3,036)
Stock-based compensation expense	3,199	4,609
Change in fair value of redeemable convertible preferred stock warrant liability	—	532
Change in fair value of contingent consideration liability	(4,094)	917
Change in fair value of derivative liabilities	—	8,140
Loss from disposal	10	—
Net changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	275	992
Inventory	(3,043)	(4,234)
Prepaid expenses and other current assets	1,000	(480)
Other non-current assets	—	(11)
Accounts payable	(338)	2,929
Accrued liabilities	1,065	1,340
Accrued compensation	(51)	(271)
Operating lease liability	(397)	—
Net cash used in operating activities	(13,120)	(6,187)
Cash Flows From Investing Activities:
Purchase of property and equipment	(123)	(481)
Net cash used in investing activities	(123)	(481)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	21	926
Payment of contingent consideration	(5,000)	—
Net cash (used in) provided by financing activities	(4,979)	926
Net decrease in cash, cash equivalents and restricted cash	(18,222)	(5,742)
Cash, cash equivalents and restricted cash at the beginning of the period	48,415	25,166
Cash, cash equivalents and restricted cash at the end of the period	$30,193	$19,424
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$22,386	$11,617
Restricted cash	7,807	7,807
Cash, cash equivalents and restricted cash in balance sheets	$30,193	$19,424
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,182	$929
Supplemental Disclosure of Non-cash Items:
Forgiveness of PPA loan	$—	$(3,036)
Vesting of early exercised stock options	$64	$15
Purchases of property and equipment included in accounts payable	$18	$24
Net reclassification of inventory to property and equipment for customer usage agreements	$1,797	$1,936
Right of use asset acquired under operating lease on the adoption of ASC 842	$894	$—

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

Liquidity

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern.

The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company incurred a net loss of $16.5 million during the six months ended June 30, 2022 and had an accumulated deficit of $266.1 million as of June 30, 2022. The Company had cash and cash equivalents of $22.4 million as of June 30, 2022. The Company has prepared an internal forecast that was reviewed with our Board of Directors that includes plans to raise additional capital within the next six to nine months. Should the plan to raise capital within this timeline not be consummated, this forecast presents the possibility of a financial covenant violation related to the company’s minimum cash position within the twelve-month period from the issuance of these financial statements. A potential financial covenant violation, should it occur, would put the company in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement.

This potential future covenant violation could impact the Company's ability to fund its current business plan within the twelve-months from the date of issuance of these financial statements. The presence of this condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company is currently in discussions with a number of potential lenders and investors to raise additional capital through debt, equity or a combination financing. Such additional financing may or may not be available to the Company on acceptable terms, or at all. If the Company is unable obtain adequate financing on acceptable terms, the Company may terminate or delay the development of one or more of its products, delay sales and marketing efforts or other activities necessary to commercialize its products, or modify its operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact the Company’s ability to achieve its intended business objectives. While we believe our plans will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

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

The Company continued to experience a slower than expected revenue growth in the six months ended June 30, 2022, a trend that continued from the second half of 2021. While reinstated hospital and ASC closures for elective procedures due to COVID-19 have been lifted in most hospitals and ASCs in the first six months ended June 30, 2022, a nationwide staffing shortage in the hospital work environment resulted in a negative impact on the numbers of ablation procedures scheduled during that time.

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

Reverse Stock Split

On October 14, 2021, the Company effected a 1-for-6.046 reverse stock split of its outstanding common stock and redeemable convertible preferred stock. Upon the effectiveness of the reverse stock split, all issued and outstanding shares of common stock, options to purchase common stock, warrants, instruments convertible to shares, redeemable convertible preferred stock and related share data and per share amounts contained in the accompanying financial statements were retroactively revised to reflect this reverse stock split for all periods presented. The par value of the authorized stock was not adjusted as a result of the reverse stock split.

Unaudited interim financial information

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations, the condensed statements of redeemable convertible preferred stock and stockholders’ equity and condensed statements of cash flows for the three- and six-month periods ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2021 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three- and six-month periods ended June 30, 2022 and 2021 are also unaudited. The results for the three- and six-month period ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three- and six-month periods ended June 30, 2022 and 2021, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 23, 2022. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2021, except for the accounting policy related to ASU 2016-02, Leases discussed below.

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

Significant estimates and assumptions include accounts receivable allowances, inventory allowances, recoverability of long-term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, contingent consideration liability, valuation of the redeemable convertible preferred stock warrant liability and derivative liabilities, deferred tax assets and related valuation allowances, impact of contingencies and the Company’s incremental borrowing rate used to calculate lease assets.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates its fair value.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At June 30, 2022 and 2021, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

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

Upon adoption of ASU 2016-02, Leases (Topic 842), and the related amendments (ASC 842), on January 1, 2022, the Company determines if an arrangement includes a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company's balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of the lease payments as the Company's leases generally do not provide an implicit rate. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred, less any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term when leases are operating leases. For a finance lease, expense is recognized over the lease term within interest expense and amortization in the Company’s statements of operations. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases and to account for the lease and non-lease components as a single lease component. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of twelve months or less. Variable lease payments are expensed as incurred.

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

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses for the three- and six-month period ended June 30, 2021. Prior to the three- and six-month period ended June 30, 2022 all the redeemable convertible preferred stock were converted into shares of common stock. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for the three- and six-month periods ended June 30, 2022 and 2021, diluted net loss per common share is the same as basic net loss per common share for the two periods presented.

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

4. Revenue

Disaggregation of revenue

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Minerva ES	44.5%	47.7%	44.3%	47.1%
Genesys HTA	29.7%	32.1%	30.0%	32.4%
Symphion	25.2%	19.4%	25.1%	19.4%
Other	0.6%	0.8%	0.6%	1.1%
	100%	100%	100%	100%

For the three months ended June 30, 2022 and 2021, approximately 99.4% and 99.2% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.00% of the Company’s revenue for the three-month periods ended on June 30, 2022 and 2021. In addition, for the three months ended June 30, 2022 and 2021, 98.8% and 97.6% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

For the six months ended June 30, 2022 and 2021, approximately 99.4% and 98.9% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.00% and 1.00% of the Company’s revenue for the six-month periods ended on June 30, 2022 and 2021, respectively. In addition, for the six months ended June 30, 2022 and 2021, 98.5% and 97.0% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$7,017	$7,292
Contract liability—current (see "Note 6")	$304	$206

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

Fair value of assets and liabilities

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,301	$—	$—	$21,301
Total financial assets	$21,301	$—	$—	$21,301
Liability:
Contingent consideration liability	$—	$—	$5,000	$5,000
Total financial liabilities	$—	$—	$5,000	$5,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,522	$—	$—	$38,522
Total financial assets	$38,522	$—	$—	$38,522
Liability:
Contingent consideration liability	$—	$—	$14,094	$14,094
Total financial liabilities	$—	$—	$14,094	$14,094

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

The change in fair value of the redeemable convertible preferred stock warrant liability, derivative liabilities and contingent consideration liability are summarized below (in thousands):

	Redeemable convertible preferred stock warrant liability	Derivative liabilities	Contingent consideration liability
Beginning fair value, December 31, 2020	$42	$38,007	$23,667
Change in fair value	582	6,121	(204)
Ending fair value, March 31, 2021	624	44,128	23,463
Change in fair value	(50)	2,019	1,121
Ending fair value, June 30, 2021	$574	$46,147	$24,584

Contingent consideration liability
Beginning fair value, December 31, 2021	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	8,943
Change in fair value	(3,943)
Payment	—
Ending fair value, June 30, 2022	$5,000

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$1,085	$2,086
Cash equivalents:
Money market funds	21,301	38,522
Total cash and cash equivalents	$22,386	$40,608

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$9,353	$9,495
Component materials	7,575	6,187
Total inventory	$16,928	$15,682

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$1,526	$1,264
Prepaid insurance	1,323	2,726
Other current assets	290	149
Total prepaid expenses and other current assets	$3,139	$4,139

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		June 30,	December 31,
	Useful life (years)	2022	2021
Computers and software	2	$407	$730
Machinery and equipment	3	699	997
Furniture and fixtures	7	48	48
Tools and dies	2	965	941
Construction in progress	—	416	428
Equipment under customer usage agreements	3	12,331	10,612
Leasehold improvements	Lesser of useful life or lease term	155	155
		15,021	13,911
Less: accumulated depreciation and amortization		(9,842)	(9,317)
Property and equipment, net		$5,179	$4,594

Depreciation and amortization expense on property and equipment was $0.6 million for the three-month periods ended on June 30, 2022 and 2021. Of this amount approximately $0.6 million for the three-month periods ended on June 30, 2022 and 2021, was related to equipment under customer usage agreements recorded to cost of goods sold.

Depreciation and amortization expense on property and equipment was $1.3 million and $1.2 million for the six-month periods ended on June 30, 2022 and 2021, respectively. Of this amount approximately $1.1 million, and $1.1 million for the six-month periods ended on June 30, 2022 and 2021, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold.

Intangible asset, net

Intangible asset, net consist of the following (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(1,298)	$2,671
Developed technology	30,819	(6,549)	24,270
Customer relationships	13,466	(9,538)	3,928
Other intangible assets	47	—	47
Total intangible assets	$48,301	$(17,385)	$30,916

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(992)	$2,977
Developed technology	30,819	(5,008)	25,811
Customer relationships	13,466	(7,294)	6,172
Other intangible assets	10	—	10
Total intangible assets	$48,264	$(13,294)	$34,970

Amortization expense on intangible assets was $2.0 million for the three-month periods ended on June 30, 2022 and 2021.

Amortization expense on intangible assets was $4.1 million for the six-month periods ended on June 30, 2022 and 2021.

Future amortization expense of intangible assets as of June 30, 2022 is as follows (in thousands):

As of June 30,
2022 (remaining six months)	$4,091
2023	5,376
2024	3,693
2025	3,693
Thereafter	14,063
Total	$30,916

Accrued compensation

Accrued compensation consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued vacation	$1,393	$1,469
Accrued bonuses	1,251	1,307
Accrued commissions	699	665
Other accrued personnel related expenses	124	77
Total accrued compensation	$3,467	$3,518

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrual for litigation	$7,203	$7,203
Accrued professional fees	359	974
Accrued sales and use taxes	299	657
Deferred rent	—	277
Accrual for inventory in transit	2,025	119
Contract liability	304	206
Accrued interest expense	219	189
Others	977	1,037
Total accrued liabilities	$11,386	$10,662

7. Debt

CIBC term loan

On October 8, 2021, the Company entered into a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of June 30, 2022, the CIBC Loan had an annual effective interest rate of 8.3% per annum. The Company may prepay the CIBC Loan in whole or in parts.

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

The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(792)	(915)
Accrued interest	219	189
Term loan	$39,427	$39,274

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three- and six-month periods ended June 30, 2022 the Company recorded interest expense of $0.7 million and $1.3 million, respectively, which includes interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million.

During the three- and six-month periods ended June 30, 2021 the Company recorded interest expense of $1.5 million and $3.0 million, respectively, which includes interest expense related to accretion of debt discount, debt issuance costs and exit fee of the Ares Loan of $0.6 million and $1.1 million, respectively. In three months ended December 31, 2021, the Company repaid its entire obligation under the Ares Loan.

During the three- and six-month periods ended June 30, 2021 the Company recorded interest expense of $2.0 million and $4.0 million, respectively, on the 2018, 2019 and 2020 Notes, which includes interest expense related to amortization of debt discount of the 2018, 2019 and 2020 Notes of $0.6 million and $1.1 million, respectively. In three months ended December 31, 2021, the Company converted outstanding principal and accrued interest of the convertible notes into shares of redeemable convertible preferred stock.

Contractual maturities of financing obligations

As of June 30, 2022, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2022 (remaining six months)	$1,442
2023	5,056
2024	15,286
2025	14,344
2026	12,317
Total	48,445
Less: unamortized debt discounts and issuance costs	(792)
Less: interest	(8,226)
Term loan	$39,427

8. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, manufacturing and distribution center are located in Santa Clara, CA and are subject to a non-cancellable operating lease that terminates in May 2023.

The Company recognized rent expense of $0.2 million and $0.3 million for each of the three- and six-month periods ended on June 30, 2022 and 2021, respectively.

The Company adopted ASC 842 and the related amendments on January 1, 2022. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the six-month period ended June 30, 2022:

For Six Months Ended June 30, 2022
Lease Cost	(in thousands)
Operating lease cost	$327
Short-term lease cost	—
Variable lease cost	148
Total lease cost	$475
Other Information
Operating cash flows used for lease liabilities	$417
Right of use asset acquired under operating lease on the adoption of ASC 842	$586
Weighted average remaining lease term (in years)	0.9
Weighted average incremental borrowing rate	4.0%

As of June 30, 2022, operating lease right of use assets were $0.6 million and operating lease liabilities were $0.8 million. The Company has no finance leases.

The maturities of the operating lease liabilities as of June 30, 2022 were as follows (in thousands):

2022 (remaining six months)	$429
2023	358
Total undiscounted lease payments	787
Less: imputed interest	13
Total operating lease liability	774
Less: current portion	774
Operating lease liability, net of current maturities	$-

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2021 under ASC 840 were as follows (in thousands):

2022	$846
2023	358
Total minimum lease payments	$1,204

The Company maintains letters of credit of $0.5 million in connection with the Company’s office leases in Santa Clara. As of June 30, 2022 and December 31, 2021, the cash amount associated with the Santa Clara Lease is recorded as restricted cash on the balance sheet.

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

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) filed a complaint against the Company alleging infringement of four patents. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (“the ’183 patent”) and 9,095,348 (“the ’348 patent”). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. The District Court denied Minerva’s motion to dismiss or stay the case as to that patent pending Hologic's appeal. A few weeks before trial, in June 2018, the District Court held on summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the District Court also granted Hologic’s motion to deny Minerva’s 35 U.S.C, §112 defenses based on the doctrine of assignor estoppel. The parties went to trial in July 2018 on the issues of damages and willfulness. Hologic sought over $16M in damages.

On July 27, 2018, a Delaware jury returned a verdict finding the Company did not willfully infringe and awarded Hologic $4.8 million in damages for lost profits and for royalties not included in the lost profits—less than a third of Hologic’s damages request. Based on the result of the trial in July 2018 with Hologic, the Company recorded an accrual for potential legal losses of $4.8 million as of December 31, 2017 with a corresponding expense within general and administrative expenses.

On April 19, 2019, Court of Appeals for the Federal Circuit (Federal Circuit) unanimously affirmed the invalidity of the ’183 patent which was the only patent on which Hologic was relying in its motion for a permanent injunction as the ’348 patent had already expired in November 2018. As a consequence, the District Court denied Hologic’s post-trial motion for a permanent injunction. The District Court issued its Final Judgment on June 3, 2019. In July 2019, the Company appealed to the Federal Circuit. At the time of filing the appeal, the updated damages calculation totaled $7.1 million (supplemental damages and interest) and the related cash balance was restricted from withdrawal. A surety bond was generated and filed along with the appeal documents and included in restricted cash in the balance sheet. The additional damages were accrued for as of December 31, 2018.

On April 22, 2020, the Federal Circuit affirmed the verdict of the $7.1 million in total damages and found that Minerva was precluded from contesting the validity of the one remaining ’348 patent based on the doctrine of assignor estoppel. The Federal Circuit remanded to the District Court. On August 28, 2020, the District Court issued its amended final judgment pursuant to the Federal Circuit’s remand. The District Court amended the award to Hologic as follows: (i) damages in the amount of $4,787,668 plus prejudgment interest in the amount of $270,533 and post-judgment interest at the statutory rate of 2.44% from August 13, 2018 until such time as the judgment is paid; and (ii) supplemental damages in the amount of $1,629,304 from April 1, 2018 through November 19, 2018, plus pre-judgment interest in the amount of $79,073 and post-judgment interest at the statutory rate of 2.28% from June 3, 2019 until such time as the judgment is paid. The District Court also stayed all actions and proceedings to execute the amended final judgment pending exhaustion of all appeals.

In September 2020, the Company filed a petition for certiorari with the U.S. Supreme Court, which was granted. On November 11, 2020, the Company increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal. On June 29, 2021, the U.S. Supreme Court put constraints on the proper application of assignor estoppel, and vacated and remanded the Federal Circuit to determine whether assignor estoppel applies to Minerva under the new criteria, or can pursue its challenge to the validity of the ’348 patent. On remand, the Federal Circuit heard oral arguments on January 27, 2022. A decision from the Federal Circuit following remand as to whether assignor estoppel applies and whether the ’348 patent is valid remains pending.

On July 8, 2020, Hologic sued the Company for willful infringement of the same ’348 patent in the U.S. District Court for the District of Delaware, alleging that Minerva's new EAS Handpiece also infringed the patent for the approximately five month period before that patent expired. The Company has answered, denying infringement and willfulness and alleges that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the District Court granted the Company’s motion to stay this case until all appeals have been exhausted relating to the ’348 patent (see above).

In April 2017, the Company sued Hologic for willful infringement of a Company patent (U.S. Patent No. 9,186,208 (“the ’208 patent”)) in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was thereafter transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed.

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Federal Circuit. Hologic’s response brief was filed on March 4, 2022, The Company's response was filed on April 12, 2022 and no date for oral argument has yet been set. The appeal proceeding in the Federal Circuit is expected to take several months.

9. Income Taxes

The Company did not record an income tax provision for the three- and six-month periods ended June 30, 2022 and 2021. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

10. Stockholders’ Equity

Common stock warrants

As of June 30, 2022, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

Shares reserved for future issuance

The Company has shares of common stock reserved for future issuances as follows:

	June, 30	December, 31
	2022	2021
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	2,144,984	2,175,685
Common stock available for future grants	569,962	1,934,095
Restricted stock units issued and outstanding	1,755,543	394,750
Common stock available for ESPP	401,164	401,164

2008 Stock Plan and 2021 Equity Incentive Plan, as amended (the 2021 and 2008 Plan)

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,175,685	$9.27	8.7	$2,856
Options granted	79,100	$4.06
Options exercised	(34,041)	$0.61
Options forfeited or cancelled	(75,760)	$7.99
Outstanding, June 30, 2022	2,144,984	$9.26	8.3	$983
Shares exercisable June 30, 2022	1,570,397	$9.51	8.0	$788
Vested and expected to vest, June 30, 2022	2,144,984	$9.26	8.3	$983

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of June 30, 2022 and December 31, 2021. The aggregate intrinsic value of stock options exercised during the years ended June 30, 2022 and June 30, 2021 was de minimis and zero, respectively.

The total fair value of options that vested during the six months ended June 30, 2022 and 2021 was $2.4 million and $4.3 million, respectively. The options granted during the six months ended June 30, 2022 and 2021 had a weighted-average per share grant-date fair value of $2.60 per share and $1.13 per share, respectively. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $6.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the six months ended June 30, 2022 and 2021, the Company had no repurchases of common stock. As of June 30, 2022 and December 31, 2021, there were 271,199 shares and 377,709 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of June 30, 2022 and December 31, 2021 was $0.2 million, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

A summary of RSU activity is set forth below (in thousands, except share and per share data):A summary of RSU activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	394,750	$5.17
Granted	1,398,673	$2.58
Forfeited or cancelled	(37,880)	$3.47
Unvested, June 30, 2022	1,755,543	$3.15

During second quarter 2022, the Company granted 1,398,673 restricted stock units under 2021 Plan. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $4.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

2021 Employee Stock Purchase Plan, as amended (ESPP)

In October 2021, the board of directors adopted, and the stockholders approved the Company’s 2021 Employee Stock Purchase Plan (ESPP), which became effective on October 20, 2021, the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 401,164 shares of common stock were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. Additional shares can be added to the ESPP at the beginning of each year as allowed by the plan.

The ESPP provides for consecutive offering periods that typically have a duration of approximately twelve months in length and are comprised of two sequential purchase periods, or tranches, of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year. The first offering period commenced on June 1, 2022 and is scheduled to end on the first trading day on or before May 31, 2023 and a total of 468,959 predicted shares were committed under the ESPP based on the June 1, 2022 employee enrollment.

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 10,000 shares of common stock within the IRS limit of $25,000 grant date share value during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

The fair value of the predicted share purchase rights granted under the ESPP upon the commencement of the offering period was estimated on the date of grant using the Black-Scholes option pricing model applying the following assumptions as of June 1, 2022: (i) risk-free interest rate 2.15%, (ii) dividend rate 0%, (iii) expected terms 0.5 years and 1.0 years, and (iv) volatility 74.52% and 65.14%, for the two tranches, respectively.

Compensation expense of approximately $0.1 million was recorded into the condensed statement of operations for the three-and six-months ended June 30, 2022.

As of June 30, 2022, the total unrecognized compensation cost related to the ESPP tranches was $0.2 million and $0.2 million, which will be amortized for the two tranches over weighted-average periods of approximately 0.5 and 1.0 years, respectively.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$74	$155	$143	$170
Sales and marketing	598	1,232	1,189	1,295
Research and development	15	118	29	119
General and administrative	989	2,973	1,838	3,025
Total	$1,676	$4,478	$3,199	$4,609

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$989	$4,478	$2,015	$4,609
RSU	633	—	1,130	—
ESPP	54	—	54	—
Total	$1,676	$4,478	$3,199	$4,609

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividends	0%	0%	0%	0%
Expected volatility	70.8%-70.8%	73.3% - 75.0%	70.8%-70.8%	72.8% - 75.0%
Risk-free interest rate	3.0%-3.0%	0.9% - 1.1%	1.9%-3.0%	0.6% - 1.1%
Expected term	6 years	5 - 6 years	6 years	5 - 6 years

11. Net Loss Per Share Attributable To Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number ores of common stock outstanding for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(5,613)	$(14,099)	$(16,538)	$(29,047)
Denominator:
Weighted-average common stock outstanding	28,550,489	2,573,705	28,515,808	1,875,691
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(5.48)	$(0.58)	$(15.49)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	Six Months Ended June 30,
	2022	2021
Redeemable convertible preferred stock	—	12,397,838
Redeemable convertible preferred stock warrants	—	77,842
Common stock warrants	77,842	—
Unvested early exercised common stock options	271,199	475,022
Options to purchase common stock	2,144,984	2,035,350
Unvested restricted stock units	1,755,543	—

12. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through June 30, 2022.

13. Subsequent Events

On July 29, 2022, Minerva Surgical, Inc. (the "Company") entered into a new operating lease arrangement for its current approximate 33,000 square foot facility in Santa Clara, California 95054 ("Mission Park Lease"). The Company’s existing sublease for this facility expires in May 2023. The new lease commences on June 1, 2023 and will expire on May 31, 2028. The Mission Park Lease contains monthly base rent payments of approximately $88,341 that increase annually by 3% over the term of the lease. In addition to the base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the Mission Park Lease.

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

We utilize contract manufacturers for a significant portion of our products. This includes all of our controllers and significant subcomponents of our disposable devices. BSC manufactured the Genesys HTA and its ProCerva procedure set at its facility. In connection with the BSC product acquisition, we entered into a supply agreement with BSC relating to the Genesys HTA system and certain of its components. Pursuant to the supply agreement, BSC supplied us with systems and procedure sets until we had successfully transferred manufacturing to a third-party manufacturer, which occurred in 2022. The Symphion and Resectr products were previously manufactured for BSC by various third-party manufacturers. We intend to rely on the same manufacturers to supply us with these products and we have assumed those relationships directly.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of June 30, 2022, our commercial team consisted of approximately 84 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the six-month period ended June 30, 2022, we generated revenue of $23.9 million, with a gross margin of 54.6% and a net loss of $16.5 million compared to revenue of $26.0 million, with a gross margin of 60.0% and a net loss of $29.0 million for the six-month period ended June 30, 2021.

As of June 30, 2022, we had an accumulated deficit of $266.1 million, cash and cash equivalents of $22.4 million and $40.0 million outstanding debt under the CIBC Agreement before debt discount, and accrued interest.

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

The Company continued to experience a slower than expected revenue growth in the six months ended June 30, 2022, a trend that continued from the second half of 2021. While reinstated hospital and ASC closures for elective procedures due to COVID-19 have been lifted in the first half of 2022, a nationwide staffing shortage in the hospital work environment resulted in a negative impact on the numbers of ablation procedures scheduled in 2022.

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

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three months ended June 30, 2022, nearly 99.4% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1.0% of revenue.

Further, 98.8% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

Other income and expenses

Other income and expenses primarily consist of changes in the fair value of derivative liabilities and redeemable convertible preferred stock warrant liability. Upon exercise or expiration of the warrants, the final fair value of the warrant liability is reclassified to stockholders’ (equity)/deficit, and we will no longer record any related periodic fair value adjustment. The derivative liabilities are adjusted for changes in fair value at each balance sheet date until the convertible notes are converted or repaid, with any changes in fair value recognized in the statements of operations.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$12,967	$14,114	$(1,147)	(8.1%)
Cost of goods sold	5,322	5,382	(60)	(1.1%)
Gross profit	7,645	8,732	(1,087)	(12.4%)
Operating expenses
Sales and marketing	9,691	8,497	1,194	14.1%
General and administrative	1,579	10,125	(8,546)	(84.4)%
Research and development	1,274	1,673	(399)	(23.8)%
Total operating expenses	12,544	20,295	(7,751)	(38.2%)
Loss from operations	(4,899)	(11,563)	6,664	(57.6%)
Interest income	19	—	19	100.0%
Interest expense	(703)	(3,601)	2,898	(80.5%)
Change in fair value of derivative liabilities	—	(2,019)	2,019	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0%)
Other income (expense), net	(30)	48	(78)	(162.5%)
Net loss before income taxes	(5,613)	(14,099)	8,486	(60.2%)
Net loss	$(5,613)	$(14,099)	$8,486	(60.2%)

Revenue

Revenue decreased by $1.1 million, or 8.1%, to $13.0 million during the three-month period ended June 30, 2022, compared to $14.1 million during the three-month period ended June 30, 2021. The decrease in revenue compared to the second quarter of 2021, was driven by a decrease in revenue for the Minerva ES and Genesys HTA products, partially offset by an increase in Symphion product revenue.

Revenue has been significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic, and this trend continued negatively impacting revenue during the first half of 2022. Additionally, recent inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue for the three-month period ended June 30, 2022.

For the three-month periods ended June 30, 2022 and 2021, sales of Minerva ES contributed 44.5% and 47.7% of revenue, respectively; sales of the Genesys HTA contributed 29.7% and 32.1% of revenue, respectively; sales of Symphion contributed 25.2% and 19.4% of revenue, respectively; and sales of other products and warranties contributed 0.6% and 0.7% of revenue, respectively.

Cost of goods sold

Cost of goods sold of $5.3 million was essentially flat during the three-month period ended June 30, 2022 compared to $5.4 million during the three-month period ended June 30, 2021. This result is due to growth in the sales volume of our Symphion products, which material costs have increased compared to the three months ended June 30, 2021, offset by a reduction in sales volume and resulting material costs in Minerva ES and Genesys HTA products during the comparable periods.

Gross margin

Our gross margin decreased from 61.9% for the three-month period ended June 30, 2021 to 59.0% for the three-month period ended June 30, 2022. The decrease in gross margin was primarily due to the sales mix of our product portfolio, as described above and the fact that Symphion products contribute less to the Company's overall gross margin compared to Minerva ES and Genesys HTA products.

Sales and marketing expenses

Sales and marketing expenses increased by $1.2 million, or 14.1%, to $9.7 million during the three-month period ended June 30, 2022, compared to $8.5 million during the three-month period ended June 30, 2021. The increase was primarily due to a growth in salesforce and related costs, an increase in marketing costs and website expenses, and higher consulting and other services as well as an increase in use tax expenses related to field assets.

General and administrative expenses

General and administrative expenses decreased by $8.5 million, or 84.4%, to $1.6 million during the three-month period ended June 30, 2022, compared to $10.1 million during the three-month period ended June 30, 2021. The decrease was primarily due to a $5.1 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone based on actual sales data and current forecast, decrease in stock-based compensation expenses slightly offset by increased compensation and personnel related expenses, and a $2.4 million decrease in legal expenses in connection with our patent infringement lawsuit with Hologic and corporate matters, partially offset by an increase in business and D&O insurance, merchant fees, other tax expenses and dues and subscriptions.

Research and development expenses

Research and development expenses decreased by $0.4 million, or 23.8%, to $1.3 million in the three-month period ended June 30, 2022, compared to $1.7 million in the three-month period ended June 30, 2021. The decrease was primarily due to lower costs for controller and prototype development.

Interest expense and income

Interest expense decreased by $2.9 million, or 80.5%, to $0.7 million during the three-month period ended June 30, 2022, compared to $3.6 million during the three-month period ended June 30, 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	Three Months Ended June 30,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$(2,019)	$2,019	(100.0%)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(50)	50	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0%)
Other income (expense), net	(30)	98	(128)	(130.6%)
Total	$(30)	$1,065	$-1,095	(102.8%)

Changes in fair value of derivative liabilities decreased by $2.0 million, or 100%, to $nil millions of other income during the three months ended June 30, 2022, compared to $2.0 million of other expenses during the three months ended June 30, 2021. Upon the conversion of the convertible notes in the fourth quarter 2021, the fair value of the single derivative liability was determined to be zero. The decrease is primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in a change in fair value of derivative liabilities of $2.0 million during the three months ended June 30, 2021.

Gain on extinguishment of PPP loan decreased by $3.0 million to $nil million during the three months ended June 30, 2022, compared to gain of $3.0 million recognized during the three months ended June 30, 2021, due to the PPP loan's principal and interest being forgiven in June 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our unaudited results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$23,902	$25,952	$(2,050)	(7.9%)
Cost of goods sold	10,844	10,387	457	4.4%
Gross profit	13,058	15,565	(2,507)	(16.1%)
Operating expenses
Sales and marketing	19,164	14,964	4,200	28.1%
General and administrative	6,564	14,128	(7,564)	(53.5)%
Research and development	2,529	2,824	(295)	(10.4)%
Total operating expenses	28,257	31,916	(3,659)	(11.5%)
Loss from operations	(15,199)	(16,351)	1,152	(7.0%)
Interest income	28	—	28	100.0%
Interest expense	(1,335)	(7,052)	5,717	(81.1%)
Change in fair value of derivative liabilities	—	(8,140)	8,140	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0)%
Other income (expense), net	(32)	(540)	508	(94.1%)
Net loss before income taxes	(16,538)	(29,047)	12,509	(43.1%)
Net loss	$(16,538)	$(29,047)	$12,509	(43.1%)

Revenue

Revenue decreased by $2.1 million, or 7.9%, to $23.9 million during the six-month period ended June 30, 2022, compared to $26.0 million during the six-month period ended June 30, 2021. The decrease in revenue compared to the first half of 2021, was driven by a decrease in revenue for the Minerva ES and Genesys HTA products, partially offset by an increase Symphion product revenue.

Revenue has been significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic, and this trend continued negatively impacting revenue during the first half of 2022. Additionally, recent inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue for the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021.

For the six-month periods ended June 30, 2022 and 2021, sales of Minerva ES contributed 44.3% and 47.1% of revenue, respectively; sales of the Genesys HTA contributed 30.0% and 32.4% of revenue, respectively; sales of Symphion contributed 25.1% and 19.4% of revenue, respectively; and sales of other products and warranties contributed 0.6% and 1.1% of revenue, respectively.

Cost of goods sold

Cost of goods sold increased by $0.5 million, or 4.4%, to $10.8 million during the six-month period ended June 30, 2022 compared to $10.4 million during the six-month period ended June 30, 2021. This result is due to growth in the sales volume of our Symphion products, which material costs have increased compared to the six months ended June 30, 2021, offset by a reduction in sales volume and resulting material costs in Minerva ES and Genesys HTA products during the comparable periods.

Gross margin

Our gross margin decreased from 60.0% for the six-month period ended June 30, 2021 to 54.6% for the six-month period ended June 30, 2022. The decrease in gross margin was primarily due to shift in products sold towards Symphion products, which contributes to a lower gross margin compared to Minerva ES and Genesys HTA products. Further, fixed overhead costs spread over a smaller base of product revenue resulting in a negative impact on the gross margin.

Sales and marketing expenses

Sales and marketing expenses increased by $4.2 million, or 28.1%, to $19.2 million during the six-month period ended June 30, 2022, compared to $15.0 million during the six-month period ended June 30, 2021. The increase was primarily due to growth in salesforce and related costs, increased marketing costs and website expenses plus slightly higher consulting and other services.

General and administrative expenses

General and administrative expenses decreased by $7.6 million, or 53.5%, to $6.6 million during the six-month period ended June 30, 2022, compared to $14.1 million during the six-month period ended June 30, 2021. The decrease was primarily due to a $5.0 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone based on actual sales data and current forecast, a $4.2 million decrease in legal expenses in connection with our patent infringement lawsuit with Hologic and other corporate matters, and a decrease in consulting and accounting expenses, partially offset by an increase in D&O insurance expenses, tax expenses, dues and subscriptions, and an increase in compensation and personnel related expenses due to higher headcount partially offset by a decrease in stock-based compensation expenses.

Research and development expenses

Research and development expenses decreased by $0.3 million, or 10.4%, to $2.5 million in the six-month period ended June 30, 2022, compared to $2.8 million in the six-month period ended June 30, 2021. The decrease was primarily due to a decrease in expense for controller and prototype development and lower compensation and lower personnel and stock-based compensation expenses.

Interest expense and income

Interest expense decreased by $5.7 million, or 81.1%, to $1.3 million during the six-month period ended June 30, 2022, compared to $7.1 million during the six-month period ended June 30, 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	Six Months Ended June 30,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$(8,140)	$8,140	(100.0%)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(532)	532	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0%)
Other income (expense), net	(32)	(8)	(24)	300.0%
Total	$(32)	$(5,644)	$5,612	(99.4%)

Changes in fair value of derivative liabilities decreased by $8.1 million, or 100%, to $nil million of other income during the six months ended June 30, 2022, compared to $8.1 million of other expenses during the six months ended June 30, 2021. Upon the conversion of the convertible notes in the fourth quarter of 2021, the fair value of the single derivative liability was determined to be zero. The decrease is primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in a change in fair value of derivative liabilities of $8.1 million during the six months ended June 30, 2021.

Change in fair value of redeemable convertible preferred stock warrant liability improved by $0.5 million to $nil million during the six months ended June 30, 2022, compared to expense of $0.6 million recognized during the six months ended June 30, 2021, due to their conversion to common stock warrants in October 2021.

Gain on extinguishment of PPP loan decreased by $3.0 million to $nil million during the six months ended June 30, 2022, compared to gain of $3.0 million recognized during the six months ended June 30, 2021, due to the PPP loan's principal and interest being forgiven in June 2021.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide additional information regarding our financial results, we have disclosed EBITDA and adjusted EBITDA here and elsewhere in this Quarterly Report. EBITDA and Adjusted EBITDA are key performance measures that our management uses to assess our financial performance and are also used for internal planning and forecasting purposes. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because they provide a comparable overview of our operations across historical periods. In addition, we believe that providing EBITDA and Adjusted EBITDA, together with a reconciliation of net loss to each such measure, helps investors make comparisons between our Company and other companies that may have different capital structures, different levels of intangible assets, different tax rates, and/or different forms of employee compensation.

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

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, net interest expense and income tax benefit. We calculate Adjusted EBITDA by further excluding the gain on the extinguishment of the PPP loan, stock-based compensation expenses, change in fair value of redeemable convertible preferred stock warrant liability, change in fair value of contingent consideration liability and change in fair value of derivative liabilities. EBITDA margin represents EBITDA as a percentage of revenue. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating (income) loss, net (income) loss and other U.S. GAAP measures of income and loss.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except percentage figures)	2022	2021	2022	2021

Net loss	$(5,613)	$(14,099)	$(16,538)	$(29,047)
Depreciation and amortization	2,693	2,691	5,361	5,334
Interest (income) expense, net	684	3,601	1,307	7,052
EBITDA	(2,236)	(7,807)	(9,870)	(16,661)
EBITDA margin	(17.2%)	(55.3%)	(41.3%)	(64.2%)
Adjustments:
Gain on extinguishment of PPP loan	—	(3,036)	—	(3,036)
Stock-based compensation expense	1,676	4,478	3,199	4,609
Change in fair value of redeemable convertible preferred stock warrant liability	—	(50)	—	532
Change in fair value of contingent consideration liability	(3,943)	1,121	(4,094)	917
Change in fair value of derivative liabilities	—	2,019	—	8,140
Adjusted EBITDA	$(4,503)	$(3,275)	$(10,765)	$(5,499)
Adjusted EBITDA margin	(34.7%)	(23.2%)	(45.0%)	(21.2%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of June 30, 2022, we had an accumulated deficit of $266.1 million, cash and cash equivalents of $22.4 million and $40.0 million of outstanding debt under the CIBC Agreement before debt discount and accrued interest. We incurred a net loss of $16.5 million during the six months ended June 30, 2022.

We have prepared an internal forecast that was reviewed with our Board of Directors that includes plans to raise additional capital within the next six to nine months. Should the plan to raise capital within this timeline not be consummated, this forecast presents the possibility of a financial covenant violation related to our minimum cash position within the twelve-month period from the issuance of these financial statements. A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements. The presence of this condition raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We are currently in discussions with a number of potential lenders to raise additional capital through debt, equity or a combination financing. However, such additional financings may not be available to us on acceptable terms, or at all. If we are unable obtain adequate financing on acceptable terms, we may terminate or delay the development of one or more of its products, delay sales and marketing efforts or other activities necessary to commercialize its products or modify its operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact our ability to achieve its intended business objectives. While we believe our plans will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

CIBC

On October 8, 2021, we entered into the CIBC Agreement with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

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

As of June 30, 2022, we had cash and cash equivalents of $22.4 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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

•
restructuring, refinancing, or repayment of debt

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(13,120)	$(6,187)
Investing activities	(123)	(481)
Financing activities	(4,979)	926
Net (decrease) increase in cash and cash equivalents	$(18,222)	$(5,742)

Cash flows used in operating activities

Net cash used in operating activities was $13.1 million for the six-month period ended June 30, 2022, primarily attributable to a net loss of $16.5 million and a net change in our net operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $4.9 million. Non-cash charges primarily consist of $5.4 million in depreciation and amortization and $3.2 million in stock-based compensation expense, partially offset by $4.1 million decrease in contingent consideration liability. The change in net operating assets and liabilities was primarily due to $3.0 million increase in inventory and $0.8 million decrease in accounts payable, accrued compensation and operating lease liability, partially offset by a $1.3 million decrease in accounts receivable, net and prepaid expenses and other current assets and $1.1 million increase in accrued liabilities.

Net cash used in operating activities was $6.2 million for the six-month period ended June 30, 2021, primarily attributable to a net loss of $29.0 million partially offset by non-cash charges of $22.6 million and a net change in net operating assets and liabilities of $0.3 million. Non-cash charges primarily consist of $8.1 million in fair value of derivatives, $5.3 million in depreciation and amortization, $4.6 million in stock-based compensation expense, $3.9 million in interest expense from long-term debt and convertible notes, $2.2 million in amortization of debt discount and debt issuance costs, $0.9 million increase in fair value of derivatives liabilities and $0.5 million in fair value of redeemable convertibles preferred stock warrant liability, partially offset by $3.0 million gain on extinguishment of PPP loan. The change in net operating assets and liabilities was primarily due to $4.3 million increase in accounts payable and accrued liabilities resulting primarily from increases in our operating activities and $1.0 million decrease in accounts receivable, partially offset by $4.7 million increase in inventory, prepaid expenses and other current assets and $0.3 million decrease in accrued compensation.

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the six-month period ended June 30, 2022, which consisted of $0.1 million used to purchase property and equipment.

Net cash used in investing activities was $0.5 million for the six-month period ended June 30, 2021, which consisted of $0.5 million used to purchase property and equipment.

Cash flows provided by financing activities

Net cash used in financing activities was $5.0 million for the six-month period ended June 30, 2022, which primarily relates to $5.0 million payment of contingent consideration.

Net cash provided by financing activities was $0.9 million for the six-month period ended June 30, 2021, which primarily relates to $0.9 million proceeds from issuance of common stock.

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

Off-Balance Sheet arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies, significant judgments and use of estimates

Our unaudited interim condensed financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 we had cash and cash equivalents of $22.4 million, consisting of cash and money market funds and a CIBC term loan with an outstanding balance of $39.2 million. Due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10.0% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income. An immediate 10.0% relative change in interest rates would not have a material effect on the fair value of the CIBC term loan or on our future interest expenses.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the years ended December 31, 2020, and 2021, we concluded there was a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that was identified primarily related to having an insufficient number of qualified personnel within the accounting function, lack of segregation of duties and a lack of timely review over the financial statement close process.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management and our audit committee, we began the implementation of remediation steps in early 2021 and these measures are ongoing during 2022. These efforts focus on (i) the hiring of personnel with technical accounting and financial reporting experience, which have been significantly completed, and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We are making progress in strengthening our internal controls over financial reporting to remediate the material weakness identified in our 2021 audit and will plan to provide an update on our progress and status of remediation in future filings. We have made substantial progress and are committed to continuing to improve our internal control processes, and we will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently involved in the following litigation matters with Hologic, Inc.:

First Hologic Action

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) filed a complaint against the Company alleging infringement of four patents. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (the ’183 patent) and 9,095,348 (the ’348 patent). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. The District Court denied Minerva's motion to dismiss or stay the case as to that patent pending Hologic's appeal. A few weeks before trial, on June 28, 2018, the District Court held on summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the District Court also granted Hologic’s motion to deny Minerva's 35 U.S.C. §112 defenses based on the doctrine of assignor estoppel. The parties went to trial in July 2018 on the issues of damages and willfulness. Hologic sought over $16 million in damages.

On July 27, 2018, a Delaware jury returned a verdict finding the Company did not willfully infringe and awarded Hologic $4.8 million in damages for lost profits and for royalties not included in the lost profits—less than a third of Hologic’s damages request. Based on the result of the trial in July 2018 with Hologic, the Company recorded an accrual for potential legal losses of $4.8 million as of December 31, 2017 with a corresponding expense within general and administrative expenses.

On April 19, 2019, Court of Appeals for the Federal Circuit (Federal Circuit) unanimously affirmed the invalidity of the ’183 patent, which was the only patent on which Hologic was relying in its motion for a permanent injunction as the ’348 patent expired in November 2018. As a consequence, the District Court denied Hologic’s post-trial motion for a permanent injunction. The District Court issued its Final Judgment on June 3, 2019. In July 2019, the Company appealed to the Federal Circuit. At the time of filing the appeal, the updated damages calculation totaled $7.1 million (supplemental damages and interest) and the related cash balance was restricted from withdrawal. A surety bond was generated and filed along with the appeal documents and included in restricted cash in the balance sheet. The additional damages were accrued for as of December 31, 2018.

On April 22, 2020, the Federal Circuit affirmed the verdict of the $7.1 million in total damages and found that Minerva was precluded from contesting the validity of the one remaining ’348 patent based on the doctrine of assignor estoppel. The Federal Circuit remanded to the District Court. On August 28, 2020, the District Court issued its amended final judgment pursuant to the Federal Circuit’s remand. The District Court amended the award to Hologic as follows: (i) damages in the amount of $4,787,668 plus prejudgment interest in the amount of $270,533 and post-judgment interest at the statutory rate of 2.44% from August 13, 2018 until such time as the judgment is paid; and (ii) supplemental damages in the amount of $1,629,304 from April 1, 2018 through November 19, 2018, plus pre-judgment interest in the amount of $79,073 and post-judgment interest at the statutory rate of 2.28% from June 3, 2019 until such time as the judgment is paid. The District Court also stayed all actions and proceedings to execute the amended final judgment pending exhaustion of all appeals.

In September 2020, the Company filed a petition for certiorari with the U.S. Supreme Court, which was granted. On November 11, 2020, the Company increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal. On June 29, 2021, the U.S. Supreme Court put constraints on the proper application of assignor estoppel, and vacated and remanded the Federal Circuit to determine whether assignor estoppel applies to Minerva under the new criteria, or can pursue its challenge to the validity of the ’348 patent. On remand, the Federal Circuit heard oral arguments on January 27, 2022. A decision from the Federal Circuit following remand as to whether assignor estoppel applies and whether the ’348 patent is valid remains pending.

Second Hologic Action

On July 8, 2020, Hologic sued Minerva for willful infringement of the same ’348 patent in the U.S. District Court for the District of Delaware, alleging that Minerva’s new EAS Handpiece also infringed the patent for the approximately five-month period before that patent expired. The Company has answered, denying infringement and willfulness and asserting that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the Court granted the Company's motion to stay this case until all appeals have been exhausted relating to the ’348 patent (see above).

First Minerva Action

In April 2017, the Company sued Hologic for willful infringement of a Company patent (U.S. Patent No. 9,186,208 (“the ’208 patent”)) in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was thereafter transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed.

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Federal Circuit. Hologic’s response brief was filed on March 4, 2022, The Company's response was filed on April 12, 2022 and no date for oral argument has yet been set. The appeal proceeding in the Federal Circuit is expected to take several months.

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

We have incurred significant operating losses since inception. Our net loss was $16.5 million for the six-months period ended June 30, 2022 and $21.5 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $266.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions from our IPO in October 2021.

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

We rely heavily on third-party suppliers and contract manufacturers in the United States, China, Germany, and Costa Rica for raw materials, components, manufacturing, assembly, and sterilization of our products. We rely on third-party contractors to manufacture components of our Minerva ES disposable handpiece, while we conduct the final assembly of the handpiece at our Santa Clara facility. We are in the process of establishing a contract manufacturer in China to act as a second source for the final assembly of the disposable handpiece. We anticipate the new contract manufacturer will be operational in the first half of 2023. However, we cannot assure you that we will receive FDA approval for use of this contract manufacturing facility in a timely manner or at all. Until such time as we receive FDA approval for another contract manufacturer, our Santa Clara facility will remain the sole source for assembly of the disposable handpieces. We purchase the Minerva RF controller from another third-party manufacturer in the United States, and we then test and package the controller at our Santa Clara facility before placing the product in finished goods inventory. In most cases these manufacturers are single source suppliers. Any of our suppliers or our third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate are required by the market and we may be required to locate and qualify additional suppliers.

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

We cannot guarantee that the political, labor, and economic climate where our contract manufacturers are located will remain sufficiently stable for our manufacturing purposes. Our operations could be adversely affected by political unrest and value fluctuations in the local currencies in Germany, China, Taiwan or Costa Rica. We could also be harmed by strikes and other labor disruptions. Any of these events could result in increased costs or in disruptions of supply of our products, which would harm our business and operating results.

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

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our products and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

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

Our corporate headquarters in Santa Clara, California supports in-house production and distribution operations, including manufacturing, quality control, raw material, and finished goods storage. The facility is situated on or near earthquake fault lines, and we do not have redundant facilities. We are also dependent on suppliers located in the United States, China, Taiwan, Germany and Costa Rica. Should our building, or that of one of our suppliers, be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires, or other events, it could take months to relocate or rebuild, and during that time our employees may seek other positions, our research, development, and manufacturing would cease or be delayed, and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement for a product previously approved under a PMA, and may require a new 510(k) for a previously 510(k) cleared device. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California, and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding, relocating and lost revenue, but not general damage or losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development, and manufacturing activities, combined with our limited inventory of materials, components, and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition, and results of operations.

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

We are required to file a MedWatch Medical Device Report (MDR) with the FDA whenever we become aware that our products have, or may have, caused or contributed to a serious injury or death, or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR report associated with a significant adverse event could result in FDA enforcement action or negative publicity, which could harm our reputation, physician adoption, and future sales.

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

We believe that our cash and cash equivalents, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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

Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80.0% of our taxable income in tax years beginning after December 31, 2020. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. See Note 9 to our unaudited interim condensed financial statements and notes thereto for the quarterly periods ended June 30, 2022 and 2021.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine priority with respect to our patents, patent applications, trademarks, or trademark applications. We may also become involved in other proceedings, such as reexamination, inter parties review, post-grant reviews, derivation, or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition, and results of operations.

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

Risks related to government regulation

Our products and operations are subject to extensive government regulation in the United States\ and our failure to comply with applicable requirements could harm our business.

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the United States by the FDA. The FDA regulates, among other things, with respect to medical devices: design, development, manufacturing, and release; laboratory, preclinical, and clinical testing; labeling, packaging, content, and language of instructions for use and storage; product safety and efficacy claims; establishment, registration, and device listing; marketing, sales, and distribution; pre-market clearances, approvals, and certifications; service operations; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections and periodic reviews of public marketing and promotion materials. We do not know whether we will be found compliant in connection with any future FDA inspections or reviews. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; untitled letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approvals, or certifications; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

Disruptions at the FDA, the SEC or other agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Legislative or regulatory reforms in the United States may make it more difficult and costly for us to obtain regulatory clearances, approvals, or certifications for our products or to manufacture, market, or distribute our products after clearance, approval, or certification is obtained.

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

Our endometrial ablation and tissue resection products are subject to extensive regulation by the FDA in the United States. Government regulations specific to medical devices are wide ranging and govern, among other things:

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

The PMA approval, 510(k) clearance, and de novo classification processes can be expensive, lengthy, and uncertain. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals, clearances or certifications would have a material adverse effect on our business, financial condition, and results of operations.

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
•
the potential for approval policies or regulations of the FDA to change significantly in a manner rendering our clinical data or regulatory submissions insufficient for clearance, de novo classification, approval, or certification; and
•
the FDA may audit our clinical trial or investigation data and conclude that the data is not sufficiently reliable to support approval, clearance, or certification.

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

Moreover, the FDA strictly regulate the labeling, promotion, and advertising of our products, including comparative and superiority claims vis-a-vis competitors’ products.

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

The FDA and state authorities have broad investigation and enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA and state agencies which may include any of the following sanctions:

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

Our currently marketed products have been cleared, classified, or approved by the FDA for specific indications. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA authorized indications for use, known as “off-label” uses. We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those that are cleared, approved, or certified by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil, and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.

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

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA or another governmental authority, and if we fail to do so, we would be subject to sanctions that could negatively affect our reputation, business, financial condition, and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event, as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including, but not limited to, warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, approval or certification, seizure of our products or delay in clearance, approval, or certification of future products.

The FDA has the authority to require the recall of commercialized products in certain circumstances, such as where the FDA finds that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, or design or labeling defects, or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Recalls of our products would divert managerial attention, be expensive, harm our reputation with customers, and harm our financial condition and results of operations. A recall announcement would also negatively affect our stock price.

To date, we have not conducted or initiated a formal recall for one of our products. If we initiate a correction or removal for our products to reduce a risk to health posed by them or to remedy a violation of law that may present a risk to health, we would be required to submit a report to the FDA and may be required to submit similar notifications to other regulatory authorities. This report could lead to increased scrutiny by the FDA and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports, to the extent made publicly available in accordance with FDA, could be used by competitors against us and cause physicians to delay or cancel product orders, which will harm our reputation.

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

In the United States, our Resectr product is 510(k) cleared and components of our Symphion product were authorized through the 510(k) clearance or received de novo classification from the FDA. Any material modification to these systems that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval prior to implementing the change. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification to a 510(k) cleared product requires a new clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or even approval of a PMA supplement. We may not be able to obtain additional 510(k) clearances or PMA approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications that we believe do not require a new 510(k) clearance or PMA approval in the future. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees and requires new clearances, approvals, or certifications for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions including significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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
•
the disagreement of the FDA with the design or implementation of our clinical trials or investigations or the interpretation of data from pre-clinical studies or clinical trials or investigations;
•
serious and unexpected adverse device effects experienced by participants in our clinical trials or investigations;
•
the data from our pre-clinical studies and clinical trials or investigations may be insufficient to support clearance, approval, or certification, where required;
•
our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for approval policies or regulations of the FDA to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval or certification.

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

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA and state authorities, which may include any of the following sanctions:

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

In addition, the FDA may change its clearance or premarket approval or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance, approval, or certification of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, approvals, or certifications, increase the costs of compliance or restrict our ability to maintain our clearance, approval, or certification of our current products, any of which could have an adverse impact on our results of operations. For example, the FDA recently announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. For more information, see “Risk factors—Legislative or regulatory reforms in the United States may make it more difficult and costly for us to obtain regulatory clearances, approvals, or certifications for our products or to manufacture, market or distribute our products after clearance or approval is obtained.”

Our products must be manufactured in accordance with federal, state, and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations. If we, or our suppliers, fail to comply with the FDA’s QSR requirements, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

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

As of June 30, 2022, the holders of an aggregate of 28,822,283 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the fiscal year in which we have total annual revenue of more than $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six-month period ended June 30, 2022, we issued to certain directors, officers, employees and consultants an aggregate of 28,875 shares of our common stock upon the exercise of options under our 2008 Plan, as amended at an exercise price of $0.61 per share.

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

101

The following financial information from Minerva Surgical, Inc.’s Quarterly Report on Form 10-Q for the three-months period ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) t Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) Notes to the Financial Statements.

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

MINERVA SURGICAL, INC.

Date: August 9, 2022	By:	/s/ David M. Clapper
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer and Accounting Officer)