Form 10-Q
period 2022-09-30
MINERVA SURGICAL INC
filed 2022-11-14
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022 the registrant had 28,968,530 shares of common stock, $0.001 par value per share, outstanding.

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

•the remediation of our non-compliance with The Nasdaq Stock Market's minimum bid price continued listing requirement;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,112	$40,608
Restricted cash, current	8,024	7,283
Accounts receivable, net	6,791	7,292
Inventory	17,003	15,682
Prepaid expenses and other current assets	2,265	4,139
Total current assets	49,195	75,004
Restricted cash, net of current portion	265	524
Intangible assets, net	28,884	34,970
Property and equipment, net	5,031	4,594
Operating lease right-of-use asset	429	—
Total assets	$83,804	$115,092
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,822	$3,629
Accrued compensation	4,224	3,518
Accrued liabilities	10,384	10,662
Contingent consideration liability, current	5,000	5,000
Operating lease liability	565	—
Total current liabilities	22,995	22,809
Long-term debt	39,271	39,085
Contingent consideration liability, net of current portion	—	9,094
Total liabilities	62,266	70,988
Commitments and contingencies (Note 8)
Stockholders` equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 28,968,185 shares and 28,822,283 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	298,922	293,621
Accumulated other comprehensive income	11	11
Accumulated deficit	(277,423)	(249,556)
Total stockholders’ equity	21,538	44,104
Total liabilities and stockholders’ equity	$83,804	$115,092

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$12,588	$12,506	$36,490	$38,458
Cost of goods sold	5,775	5,373	16,619	15,760
Gross profit	6,813	7,133	19,871	22,698
Operating expenses
Sales and marketing	9,723	7,919	28,887	22,883
General and administrative	6,142	3,987	12,706	18,115
Research and development	1,456	1,367	3,985	4,191
Total operating expenses	17,321	13,273	45,578	45,189
Loss from operations	(10,508)	(6,140)	(25,707)	(22,491)
Interest income	42	—	70	—
Interest expense (includes $nil million and $1.3 million to related parties in three months ended September 30, 2022 and 2021, respectively, and $nil million and $4.2 million to related parties in nine months ended September 30, 2022 and 2021, respectively)	(861)	(3,611)	(2,196)	(10,663)
Change in fair value of derivative liabilities	—	23,383	—	15,243
Loss on extinguishment of convertible notes	—	(16,853)	—	(16,853)
Gain on extinguishment of PPP loan	—	—	—	3,036
Other income (expense), net	(2)	(4)	(34)	(544)
Net loss before income taxes	(11,329)	(3,225)	(27,867)	(32,272)
Income tax benefit (expense)	—	—	—	—
Net loss	$(11,329)	$(3,225)	$(27,867)	$(32,272)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(1.15)	$(0.98)	$(15.04)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,611,045	2,798,146	28,553,949	2,145,733

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2021	—	$—	28,822,283	$28	$293,621	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	—	—	5,166	—	3	—	—	3
Vesting of early exercised stock options	—	—	—	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	—	—	28,827,449	28	295,186	11	(260,481)	34,744
Issuance of common stock upon exercise of stock options	—	—	28,875	—	18	—	—	18
Vesting of early exercised stock options	—	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	1,676	—	—	1,676
Net loss	—	—	—	—	—	—	(5,613)	(5,613)
Balances, June 30, 2022	—	—	28,856,324	28	296,905	11	(266,094)	30,850
Issuance of common stock upon release of RSUs	—	—	88,938	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	22,923	—	13	—	—	13
Vesting of early exercised stock options	—	—	—	—	27	—	—	27
Stock-based compensation expense	—	—	—	—	1,977	—	—	1,977
Net loss	—	—	—	—	—	—	(11,329)	(11,329)
Balances, September 30, 2022	—	$—	28,968,185	$28	$298,922	$11	$(277,423)	$21,538

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2020	12,397,838	$123,255	1,192,299	$1	$6,269	$11	$(228,092)	$(221,811)
Issuance of common stock upon exercise of stock options	—	—	1,465,158	2	884	—	—	886
Issuance of common stock upon early exercise of stock options	—	—	363,555	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(14,948)	(14,948)
Balances, March 31, 2021	12,397,838	123,255	3,021,012	3	7,284	11	(243,040)	(235,742)
Issuance of common stock upon exercise of stock options	—	—	66,288	—	40	—	—	40
Vesting of early exercised stock options	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	4,478	—	—	4,478
Net loss	—	—	—	—	—	—	(14,099)	(14,099)
Balances, June 30, 2021	12,397,838	123,255	3,087,300	3	11,817	11	(257,139)	(245,308)
Issuance of common stock upon exercise of stock options	—	—	62,477	—	37	—	—	37
Vesting of early exercised stock options	—	—	—	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	1,075	—	—	1,075
Net loss	—	—	—	—	—	—	(3,225)	(3,225)
Balances, September 30, 2021	12,397,838	$123,255	3,149,777	$3	$12,968	$11	$(260,364)	$(247,382)

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(27,867)	$(32,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	186	3,342
Non-cash interest expense from long-term debt and convertible notes	—	5,395
Loss on extinguishment of convertible notes	—	16,853
Depreciation and amortization	8,053	7,948
Non-cash lease expense	465	—
Gain on extinguishment of PPP loan	—	(3,036)
Stock-based compensation expense	5,176	5,684
Change in fair value of redeemable convertible preferred stock warrant liability	—	535
Change in fair value of contingent consideration liability	(4,094)	780
Change in fair value of derivative liabilities	—	(15,243)
Property and equipment write-downs/disposals	10	—
Net changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	501	1,621
Inventory	(3,610)	(6,600)
Prepaid expenses and other current assets	1,874	(2,461)
Accounts payable	(807)	4,951
Accrued liabilities	90	1,227
Accrued compensation	706	(30)
Operating lease liability	(606)	—
Net cash used in operating activities	(19,923)	(11,306)
Cash Flows From Investing Activities:
Purchase of property and equipment	(125)	(888)
Net cash used in investing activities	(125)	(888)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	34	963
Payment of contingent consideration	(5,000)	—
Net cash (used in) provided by financing activities	(4,966)	963
Net decrease in cash, cash equivalents and restricted cash	(25,014)	(11,231)
Cash, cash equivalents and restricted cash at the beginning of the period	48,415	25,166
Cash, cash equivalents and restricted cash at the end of the period	$23,401	$13,935
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$15,112	$6,128
Restricted cash	8,289	7,807
Cash, cash equivalents and restricted cash in balance sheets	$23,401	$13,935
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,930	$1,894
Supplemental Disclosure of Non-cash Items:
Forgiveness of PPA loan	$—	$(3,036)
Vesting of early exercised stock options	$91	$54
Net reclassification of inventory to property and equipment for customer usage agreements	$2,289	$1,934
Right of use asset acquired under operating lease on the adoption of ASC 842	$894	$—

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Notes to Interim Condensed Financial Statements (Unaudited)

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

The Company incurred a net loss of $27.9 million during the nine months ended September 30, 2022 and had an accumulated deficit of $277.4 million as of September 30, 2022. The Company had cash and cash equivalents of $15.1 million as of September 30, 2022. The Company has prepared an internal forecast that was reviewed with our Board of Directors that includes plans to raise additional capital within the next three to six months. Should the plan to raise capital within this timeline not be consummated, this forecast presents the possibility that Company’s cash and cash equivalents are not sufficient to fund its operations within the next twelve-months.

As of September 30, 2022, the Company was in compliance with the financial covenants required by its Loan and Security Agreement with Canadian Imperial Bank of Commerce (the CIBC Agreement). However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months.

A potential financial covenant violation, should it occur, would put the company in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement.

These circumstances impact the Company's ability to fund its current business plan within the twelve months from the date of issuance of these financial statements.

The presence of these conditions, individually or in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company is currently in discussions with a number of potential lenders and investors to raise additional capital through debt, equity or a combination financing. Such additional financing may or may not be available to the Company on acceptable terms, or at all. If the Company is unable obtain adequate financing on acceptable terms, the Company may terminate or delay the development of one or more of its products, delay sales and marketing efforts or other activities necessary to commercialize its products, or modify its operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact the Company’s ability to achieve its intended business objectives. While the Company believes its plans will alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, these plans are not entirely within the Company's control and cannot be assessed as being probable of occurring.

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

The Company continued to experience a slower than expected revenue growth in the nine months ended September 30, 2022, a trend that continued from the second half of 2021. While reinstated hospital and ASC closures for elective procedures due to COVID-19 have been lifted in most hospitals and ASCs in the nine months ended September 30, 2022, a nationwide staffing shortage in the hospital work environment resulted in a negative impact on the numbers of ablation procedures scheduled during that time.

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

Unaudited interim financial information

The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations, the condensed statements of redeemable convertible preferred stock and stockholders’ equity and condensed statements of cash flows for the periods ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2021 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three- and nine-month periods ended September 30, 2022 and 2021 are also unaudited. The results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three- and nine-month periods ended September 30, 2022 and 2021, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 23, 2022. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2021, except for the accounting policy related to ASU 2016-02, Leases discussed below.

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

Significant estimates and assumptions include accounts receivable allowances, inventory allowances, recoverability of long-term assets, including definite-lived intangible assets, revaluation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, contingent consideration liability, valuation of the redeemable convertible preferred stock warrant liability and derivative liabilities, deferred tax assets and related valuation allowances, impact of contingencies and the Company’s incremental borrowing rate used to calculate lease assets.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates its fair value and is classified as a Level 2 liability.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At September 30, 2022 and 2021, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

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

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock was considered a participating security because it participated in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses for the three- and nine-month periods ended September 30, 2021. Prior to the three- and nine-month periods ended September 30, 2022 all the redeemable convertible preferred stock were converted into shares of common stock. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for the three- and nine-month periods ended September 30, 2022 and 2021, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

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

4. Revenue

Disaggregation of revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Minerva ES	46.8%	46.1%	45.1%	46.8%
Genesys HTA	28.4%	31.2%	29.5%	32.0%
Symphion	24.1%	22.0%	24.8%	20.2%
Other	0.7%	0.7%	0.6%	1.0%
	100%	100%	100%	100%

For the three months ended September 30, 2022 and 2021, approximately 99.9% and 99.0% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents less than 0.1% and 1.0% of the Company’s revenue for the three-month periods ended on September 30, 2022 and 2021. In addition, for the three months ended September 30, 2022 and 2021, 97.0% and 98.1% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

For the nine months ended September 30, 2022 and 2021, approximately 99.9% and 99.0% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents less than 0.1% and 1.0% of the Company’s revenue for the nine-month periods ended on September 30, 2022 and 2021, respectively. In addition, for the nine months ended September 30, 2022 and 2021, 98.0% and 96.8% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$6,791	$7,292
Contract liability—current (see "Note 6")	$362	$206

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

Fair value of assets and liabilities

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,042	$—	$—	$13,042
Total financial assets	$13,042	$—	$—	$13,042
Liability:
Contingent consideration liability	$—	$—	$5,000	$5,000
Total financial liabilities	$—	$—	$5,000	$5,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,522	$—	$—	$38,522
Total financial assets	$38,522	$—	$—	$38,522
Liability:
Contingent consideration liability	$—	$—	$14,094	$14,094
Total financial liabilities	$—	$—	$14,094	$14,094

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

Prior to the Company’s IPO in October 2021, the Company also had the following financial instruments based on Level 3 FV measurements:

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

The change in fair value of the redeemable convertible preferred stock warrant liability, derivative liabilities and contingent consideration liability are summarized below (in thousands):

	Redeemable convertible preferred stock warrant liability	Derivative liabilities	Contingent consideration liability
Beginning fair value, December 31, 2020	$42	$38,007	$23,667
Change in fair value	582	6,121	(204)
Ending fair value, March 31, 2021	624	44,128	23,463
Change in fair value	(50)	2,019	1,121
Ending fair value, June 30, 2021	574	46,147	24,584
Change in fair value	3	(23,383)	(137)
Ending fair value, September 30, 2021	$577	$22,764	$24,447

Contingent consideration liability
Beginning fair value, December 31, 2021	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	8,943
Change in fair value	(3,943)
Ending fair value, June 30, 2022	5,000
Change in fair value	—
Ending fair value, September 30, 2022	$5,000

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$2,070	$2,086
Cash equivalents:
Money market funds	13,042	38,522
Total cash and cash equivalents	$15,112	$40,608

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$8,079	$9,495
Component materials	8,924	6,187
Total inventory	$17,003	$15,682

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$1,735	$1,264
Prepaid insurance	411	2,726
Other current assets	119	149
Total prepaid expenses and other current assets	$2,265	$4,139

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		September 30,	December 31,
	Useful life (years)	2022	2021
Computers and software	2	$407	$730
Machinery and equipment	3	658	997
Furniture and fixtures	7	48	48
Tools and dies	2	903	941
Construction in progress	—	317	428
Equipment under customer usage agreements	3	12,714	10,612
Leasehold improvements	Lesser of useful life or lease term	155	155
		15,202	13,911
Less: accumulated depreciation and amortization		(10,171)	(9,317)
Property and equipment, net		$5,031	$4,594

Depreciation and amortization expense on property and equipment was $0.6 million for the three-month periods ended on September 30, 2022 and 2021. Of this amount approximately $0.6 million for the three-month periods ended on September 30, 2022 and 2021, was related to equipment under customer usage agreements recorded to cost of goods sold.

Depreciation and amortization expense on property and equipment was $1.9 million and $1.8 million for the nine-month periods ended on September 30, 2022 and 2021, respectively. Of this amount approximately $1.7 million, and $1.6 million for the nine-month periods ended on September 30, 2022 and 2021, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold.

Intangible asset, net

Intangible asset, net consist of the following (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(1,450)	$2,519
Developed technology	30,819	(7,320)	23,499
Customer relationships	13,466	(10,661)	2,805
Other intangible assets	61	—	61
Total intangible assets	$48,315	$(19,431)	$28,884

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$3,969	$(992)	$2,977
Developed technology	30,819	(5,008)	25,811
Customer relationships	13,466	(7,294)	6,172
Other intangible assets	10	—	10
Total intangible assets	$48,264	$(13,294)	$34,970

Amortization expense on intangible assets was $2.0 million for the three-month periods ended on September 30, 2022 and 2021.

Amortization expense on intangible assets was $6.1 million for the nine-month periods ended on September 30, 2022 and 2021.

Future amortization expense of intangible assets related to the acquisition of assets from Boston Scientific Corporation as of September 30, 2022 is as follows (in thousands):

2022 (remaining three months)	$2,045
2023	5,376
2024	3,693
2025	3,693
Thereafter	14,016
Total	$28,823

Accrued compensation

Accrued compensation consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued vacation	$1,468	$1,469
Accrued bonuses	1,805	1,307
Accrued commissions	690	665
Other accrued personnel related expenses	261	77
Total accrued compensation	$4,224	$3,518

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrual for litigation	$7,420	$7,203
Accrued professional fees	648	974
Accrued sales and use taxes	319	657
Deferred rent	-	277
Accrual for inventory in transit	253	119
Contract liability	362	206
Accrued interest expense	261	189
Others	1,121	1,037
Total accrued liabilities	$10,384	$10,662

7. Debt

CIBC term loan

On October 8, 2021, the Company entered into a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of September 30, 2022, the CIBC Loan had an annual effective interest rate of 10.0% per annum. The Company may prepay the CIBC Loan in whole or in parts.

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

The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(729)	(915)
Accrued interest	261	189
Term loan	$39,532	$39,274

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three- and nine-month periods ended September 30, 2022 the Company recorded interest expense of $0.9 million and $2.2 million, respectively, which includes interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million and $0.2 million, respectively.

During the three- and nine-month periods ended September 30, 2021 the Company recorded interest expense of $1.9 million and $5.9 million, respectively, which includes interest expense related to accretion of debt discount, debt issuance costs and exit fee of the Ares Loan of $0.9 million and $1.9 million, respectively. During the three months ended December 31, 2021, the Company repaid its entire obligation under the Ares Loan.

During the three- and nine-month periods ended September 30, 2021 the Company recorded interest expense of $1.9 million and $5.9 million, respectively, on the 2018, 2019 and 2020 Notes, which includes interest expense related to amortization of debt discount of the 2018, 2019 and 2020 Notes of $0.6 million and $1.7 million, respectively. In three months ended December 31, 2021, the Company converted outstanding principal and accrued interest of the convertible notes into shares of redeemable convertible preferred stock.

Contractual maturities of financing obligations

As of September 30, 2022, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2022 (remaining three months)	$856
2023	5,654
2024	15,765
2025	14,627
2026	12,405
Total	49,307
Less: unamortized debt discounts and issuance costs	(729)
Less: interest	(9,046)
Term loan	$39,532

8. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, manufacturing and distribution center are located in Santa Clara, CA (Santa Clara facility) and are subject to a non-cancellable operating sublease that terminates in May 2023. On July 29, 2022, the Company entered into a new operating lease arrangement (Mission Park Lease) for its current Santa Clara facility. The new lease commences on June 1, 2023 and will expire on May 31, 2028 and contains monthly base rent payments of approximately

$88,341 that increase annually by 3% over the term of the lease. In addition to the base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the new lease. The Company will establish a letter of credit for approximately $0.3 million as collateral for its new lease in favor of the new lessor. The $0.3 million have been recorded as restricted cash on the balance sheet as of September 30, 2022.

The Company recognized rent expense of $0.2 million and $0.5 million for each of the three- and nine-month periods ended on September 30, 2022, and $0.2 million and $0.6 million for the three- and nine-months periods ended September 30, 2021, respectively.

The Company adopted ASC 842 and the related amendments on January 1, 2022. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the nine-month period ended September 30, 2022:

For nine Months Ended September 30, 2022
Lease Cost	(in thousands)
Operating lease cost	$490
Short-term lease cost	—
Variable lease cost	186
Total lease cost	$676
Other Information
Operating cash flows used for lease liabilities	$631
Right of use asset acquired under operating lease on the adoption of ASC 842	$429
Weighted average remaining lease term (in years)	0.7
Weighted average incremental borrowing rate	4.0%

As of September 30, 2022, operating lease right of use assets were $0.4 million and operating lease liabilities were $0.6 million. The Company has no finance leases.

The maturities of the operating lease liabilities as of September 30, 2022 were as follows (in thousands):

2022 (remaining three months)	$215
2023	358
Total undiscounted lease payments	573
Less: imputed interest	8
Total operating lease liability	565
Less: current portion	565
Operating lease liability, net of current maturities	$-

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2021 under ASC 840 were as follows (in thousands):

2022	$846
2023	358
Total minimum lease payments	$1,204

The Company maintains letters of credit of $0.5 million in connection with the Company’s office leases in Santa Clara (Santa Clara Lease). As of September 30, 2022 and December 31, 2021, the cash amount associated with the current Santa Clara Lease is recorded as restricted cash on the balance sheet.

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

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) filed a complaint against the Company alleging infringement of four patents. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (“the ’183 patent”) and 9,095,348 (“the ’348 patent”). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. The District Court denied Minerva’s motion to dismiss or stay the case as to that patent pending Hologic's appeal. A few weeks before trial, in June 2018, the District Court held on summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the District Court also granted Hologic’s motion to deny Minerva’s 35 U.S.C, §112 defenses based on the doctrine of assignor estoppel. The parties went to trial in July 2018 on the issues of damages and willfulness. Hologic sought over $16.0 million in damages.

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

On April 19, 2019, Court of Appeals for the Federal Circuit (Federal Circuit) unanimously affirmed the invalidity of the ’183 patent, which was the only patent on which Hologic was relying in its motion for a permanent injunction as the ’348 patent had already expired in November 2018. As a consequence, the District Court denied Hologic’s post-trial motion for a permanent injunction. The District Court issued its Final Judgment on June 3, 2019.In July 2019, the Company appealed to the Federal Circuit. At the time of filing the appeal, the updated damages calculation totaled $7.1 million (supplemental damages and interest) and the related cash balance was restricted from withdrawal. A surety bond was generated and filed along with the appeal documents and included in restricted cash in the balance sheet. The additional damages were accrued for as of December 31, 2018.

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

In September 2020, the Company filed a petition for certiorari with the U.S. Supreme Court, which was granted. On November 11, 2020, the Company increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal. The bond amount was subsequently increased to $7,420,507 due to accrued interest. On June 29, 2021, the U.S. Supreme Court put constraints on the proper application of assignor estoppel, and vacated and remanded to the Federal Circuit to determine whether assignor estoppel applies to Minerva under the new criteria, or can pursue its challenge to the validity of the ’348 patent. On remand, the Federal Circuit heard oral arguments on January 27, 2022. Following remand, on August 11, 2022, the Federal Circuit determined that assignor estoppel still applies and bars Minerva from contesting the validity of the ’348 patent in District Court. On September 9, 2022, Minerva filed a Petition for rehearing en banc. As of September 30, 2022, that Petition remained pending.

On July 8, 2020, Hologic sued the Company for willful infringement of the same ’348 patent in the U.S. District Court for the District of Delaware, alleging that Minerva's new EAS Handpiece also infringed the patent for the approximately five month period before that patent expired. The Company has answered, denying infringement and willfulness and alleges that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the District Court granted the Minerva’s motion to stay this case until all appeals have been exhausted relating to the ’348 patent (see above). Recently, the court lifted the stay and set a status conference for November 1, 2022. The stay may be re-imposed if Minerva’s above Petition for rehearing en banc is granted.

In April 2017, the Company sued Hologic for willful infringement of a Company patent (U.S. Patent No. 9,186,208 (“the ’208 patent”) in the U.S. District Court for the Northern District of California. Hologic has answered, denying infringement and willfulness and alleging invalidity of the patent. The Company sought a preliminary injunction and that motion was denied. This matter was thereafter transferred to the U.S. District Court for the District of Delaware, where it has been assigned to the same judge presiding over the Hologic complaints. Due to COVID-19, the July 2020 trial date was delayed.

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Federal Circuit. Hologic’s response brief was filed on March 4, 2022, The Company's response was filed on April 12, 2022. A decision on this appeal proceeding in the Federal Circuit is expected to take at least several months.

9. Income Taxes

The Company did not record an income tax provision for the three- and nine-month periods ended September 30, 2022 and 2021. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

10. Stockholders’ Equity

Common stock warrants

As of September 30, 2022, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

Shares reserved for future issuance

The Company has shares of common stock reserved for future issuances as follows:

	September 30,	December, 31
	2022	2021
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	2,183,311	2,175,685
Common stock available for future grants	472,104	1,934,095
Restricted stock units issued and outstanding	1,703,213	394,750
Common stock available for ESPP	401,164	401,164

2008 Stock Plan and 2021 Equity Incentive Plan, as amended (the 2021 and 2008 Plan)

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,175,685	$9.27	8.7	$2,856
Options granted	189,800	$3.27
Options exercised	(56,964)	$0.61
Options forfeited or cancelled	(125,210)	$8.71
Outstanding, September 30, 2022	2,183,311	$9.00	8.1	$99
Shares exercisable September 30, 2022	1,577,934	$9.66	7.8	$81
Vested and expected to vest, September 30, 2022	2,183,311	$9.00	8.1	$99

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of September 30, 2022 and December 31, 2021. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was de minimis and zero, respectively.

The total fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $2.9 million and $5.1 million, respectively. The options granted during the nine months ended September 30, 2022 and 2021 had a weighted-average per share grant-date fair value of $2.11 per share and $7.07 per share, respectively. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $5.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2022 and 2021, the Company had no repurchases of common stock. As of September 30, 2022 and December 31, 2021, there were 227,507 shares and 377,709 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of September 30, 2022 and December 31, 2021 were $0.1 million and $0.2 million, respectively, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

A summary of RSU activity is set forth below (in thousands, except share and per share data): A summary of RSU activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	394,750	$5.17
Granted	1,485,629	$2.57
Exercised/released	(88,938)	$2.85
Forfeited or cancelled	(88,228)	$3.09
Unvested, September 30, 2022	1,703,213	$3.13

As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $3.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

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

Compensation expense of approximately $0.1 million and $0.2 million was recorded into the condensed statement of operations for the three-and nine-months ended September 30, 2022.

As of September 30, 2022, the total unrecognized compensation cost related to the ESPP tranches was less than $0.1 million and $0.2 million, which will be amortized for the two tranches over weighted-average periods of approximately 0.1 and 1.0 years, respectively.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$97	$66	$240	$236
Sales and marketing	729	406	1,918	1,701
Research and development	4	8	33	127
General and administrative	1,147	595	2,985	3,620
Total	$1,977	$1,075	$5,176	$5,684

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$954	$1,075	2,969	5,684
RSU	852	—	1,982	—
ESPP	171	—	225	—
Total	$1,977	$1,075	$5,176	$5,684

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividends	0%	0%	0%	0%
Expected volatility	72.20%	73.3% - 75.0%	70.8%-72.2%	72.9% - 75.9%
Risk-free interest rate	2.8%	0.9% - 1.1%	1.9%-3.0%	0.6% - 1.1%
Expected term	6 years	5 - 6 years	6 years	5 - 6 years

11. Net Loss Per Share Attributable To Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number ores of common stock outstanding for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(11,329)	$(3,225)	$(27,867)	$(32,272)
Denominator:
Weighted-average common stock outstanding	28,611,045	2,798,146	28,553,949	2,145,733
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(1.15)	$(0.98)	$(15.04)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	September 30,
	2022	2021
Redeemable convertible preferred stock	—	12,397,838
Redeemable convertible preferred stock warrants	—	77,842
Common stock warrants	77,842	—
Unvested early exercised common stock options	227,507	410,788
Options to purchase common stock	2,183,311	2,170,894
Unvested restricted stock units	1,703,213	—

12. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through September 30, 2022.

13. Subsequent Events

On November 10, 2022, the Court of Appeals for the Federal Circuit (CAFC) issued an order denying Minerva’s Petition for Rehearing in the initial patent case filed by Hologic in November 2015. On November 17, 2022, the Federal Circuit CAFC will issue its mandate, effectively ending the CAFC appeal, at which point Minerva will be obligated to pay the bond amount of approximately $7.4 million to Hologic. It also means that the follow-on patent case filed by Hologic in July of 2019, which seeks damages for approximately five months of sales of Minerva’s redesigned handpiece and is based on the same patent that expired in November 2018 as in the first case, will proceed towards trial currently set for August 21, 2023, in the District of Delaware.

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

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of September 30, 2022, our commercial team consisted of approximately 90 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the nine-month period ended September 30, 2022, we generated revenue of $36.5 million, with a gross margin of 54.5% and a net loss of $27.9 million compared to revenue of $38.5 million, with a gross margin of 59.0% and a net loss of $32.3 million for the nine-month period ended September 30, 2021.

As of September 30, 2022, we had an accumulated deficit of $277.4 million, cash and cash equivalents of $15.1 million and $40.0 million outstanding debt under the CIBC Agreement before debt discount, and accrued interest.

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

The Company continued to experience a slower than expected revenue growth in the nine months ended September 30, 2022, a trend that continued from the prior year's comparable period. While reinstated hospital and ASC closures for elective procedures due to COVID-19 have been lifted in the first half of 2022, a nationwide staffing shortage in the hospital work environment resulted in a negative impact on the numbers of ablation procedures scheduled in 2022.

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

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three months ended September 30, 2022, nearly 99.9% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents approximately 0.1% of revenue. Further, for the three months ended September 30, 2022, 97.0% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

Cost of goods sold

Cost of goods sold consists primarily of costs related to materials, components and subassemblies, payroll, and personnel-related expenses for our manufacturing and quality assurance employees, including expenses related to stock-based compensation, manufacturing overhead, charges for excess, obsolete and non-sellable inventories, and royalties. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision, and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. We record adjustments to our inventory valuation for estimated excess, obsolete, and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes, and overall market conditions. We expect cost of goods sold to increase as more of our products are sold.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$12,588	$12,506	$82	0.7%
Cost of goods sold	5,775	5,373	402	7.5%
Gross profit	6,813	7,133	(320)	(4.5%)
Operating expenses
Sales and marketing	9,723	7,919	1,804	22.8%
General and administrative	6,142	3,987	2,155	54.1%
Research and development	1,456	1,367	89	6.5%
Total operating expenses	17,321	13,273	4,048	30.5%
Loss from operations	(10,508)	(6,140)	(4,368)	71.1%
Interest income	42	—	42	100.0%
Interest expense	(861)	(3,611)	2,750	(76.2%)
Change in fair value of derivative liabilities	—	23,383	(23,383)	(100.0%)
Loss on extinguishment of convertible notes	—	(16,853)	16,853	(100.0%)
Other income (expense), net	(2)	(4)	2	(50.0%)
Net loss before income taxes	(11,329)	(3,225)	(8,104)	251.3%
Net loss	$(11,329)	$(3,225)	$(8,104)	251.3%

Revenue

Revenue increased by $0.1 million, or 0.7%, to $12.6 million during the three-month period ended September 30, 2022, compared to $12.5 million during the three-month period ended September 30, 2021. Overall revenue was essentially unchanged compared to the third quarter of 2021, with revenue for the Minerva ES and Symphion increasing by $0.4 million mostly offset by Genesys HTA product revenue decreasing by $0.3 million.

Revenue has been significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic. This trend continued in 2022 due to ongoing hospital constraints on elective surgeries and negatively impacted revenue during the three-month period ended September 30, 2022. Additionally, recent inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue for the three-month period ended September 30, 2022.

For the three-month periods ended September 30, 2022 and 2021, sales of Minerva ES contributed 46.8% and 46.1% of revenue, respectively; sales of the Genesys HTA contributed 28.4% and 31.2% of revenue, respectively; sales of Symphion contributed 24.1% and 22.0% of revenue, respectively; and sales of other products and warranties contributed 0.7% and 0.7% of revenue, respectively.

Cost of goods sold

Cost of goods sold increased by $0.4 million, or 7.5%, to $5.8 million during the three-month period ended September 30, 2022 compared to $5.4 million during the three-month period ended September 30, 2021. This result is due to growth in the sales volume of our Minerva ES and Symphion products, which material costs have increased compared to the three months ended September 30, 2021, partially offset by lower Genesys HTA products sales volume during the comparable periods.

Gross margin

Our gross margin decreased from 57.0% for the three-month period ended September 30, 2021 to 54.1% for the three-month period ended September 30, 2022. The decrease in gross margin was primarily due to the sales mix of our product portfolio, as described above and the fact that Symphion products contribute less to the Company's overall gross margin compared to Minerva ES and Genesys HTA products.

Sales and marketing expenses

Sales and marketing expenses increased by $1.8 million, or 22.8%, to $9.7 million during the three-month period ended September 30, 2022, compared to $7.9 million during the three-month period ended September 30, 2021. The increase was primarily due to a growth in salesforce and related costs, an increase in marketing costs and website expenses, and higher consulting and other services as well as an increase in use tax expenses related to field assets.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 54.1%, to $6.1 million during the three-month period ended September 30, 2022, compared to $4.0 million during the three-month period ended September 30, 2021. The increase was primarily due to increased compensation and personnel related expenses, higher D&O and business insurance costs, and generally higher operating costs partially offset by lower legal expenses in connection with our patent infringement lawsuit with Hologic and corporate matters.

Research and development expenses

Research and development expenses increased by $0.1 million, or 6.5%, to $1.5 million in the three-month period ended September 30, 2022, compared to $1.4 million in the three-month period ended September 30, 2021. Overall costs for controller and prototype development and compensation and personnel related expenses were essentially flat.

Interest expense and income

Interest expense decreased by $2.8 million, or 76.2%, to $0.9 million during the three-month period ended September 30, 2022, compared to $3.6 million during the three-month period ended September 30, 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	For the Three Months Ended September 30,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$23,383	$(23,383)	(100.0%)
Loss on extinguishment of convertible notes	—	(16,853)	16,853	(100.0%)
Other income (expense), net	(2)	(4)	2	(50.0%)
Total	$(2)	$6,526	$(6,528)	(100.0)%

Changes in fair value of derivative liabilities decreased by $23.4 million, or 100%, to $zero million of other income during the three months ended September 30, 2022, compared to $23.4 million of other expenses during the three months ended September 30, 2021. Upon the conversion of the convertible notes in the fourth quarter 2021, the fair value of the single derivative liability was determined to be zero. The decrease is primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in a change in fair value of derivative liabilities of $23.4 million during the three months ended September 30, 2021.

The loss on extinguishment of convertible notes relates to the amendment of the 2018 Note Agreements and the 2019 Note Agreements and was accounted for as a debt extinguishment, which resulted in a $16.9 million loss on extinguishment of convertible notes in other expenses for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our unaudited results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$36,490	$38,458	$(1,968)	(5.1%)
Cost of goods sold	16,619	15,760	859	5.5%
Gross profit	19,871	22,698	(2,827)	(12.5%)
Operating expenses
Sales and marketing	28,887	22,883	6,004	26.2%
General and administrative	12,706	18,115	(5,409)	(29.9)%
Research and development	3,985	4,191	(206)	(4.9)%
Total operating expenses	45,578	45,189	389	0.9%
Loss from operations	(25,707)	(22,491)	(3,216)	14.3%
Interest income	70	—	70	100.0%
Interest expense	(2,196)	(10,663)	8,467	(79.4%)
Change in fair value of derivative liabilities	—	15,243	(15,243)	(100.0%)
Loss on extinguishment of convertible notes	—	(16,853)	16,853	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0)%
Other income (expense), net	(34)	(544)	510	(93.8%)
Net loss before income taxes	(27,867)	(32,272)	4,405	(13.6%)
Net loss	$(27,867)	$(32,272)	$4,405	(13.6%)

Revenue

Revenue decreased by $2.0 million, or 5.1%, to $36.5 million during the nine-month period ended September 30, 2022, compared to $38.5 million during the nine-month period ended September 30, 2021. The decrease in revenue compared to the same period in 2021 was driven by a decrease in revenue for the Minerva ES and Genesys HTA products, partially offset by an increase Symphion product revenue.

Revenue has been significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic. This trend continued in 2022 due to ongoing hospital constraints on elective surgeries and negatively impacted revenue during the nine-month period ended September 30, 2022. Additionally, recent inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue for the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021.

For the nine-month periods ended September 30, 2022 and 2021, sales of Minerva ES contributed 45.1% and 46.8% of revenue, respectively; sales of the Genesys HTA contributed 29.5% and 32.0% of revenue, respectively; sales of Symphion contributed 24.8% and 20.2% of revenue, respectively; and sales of other products and warranties contributed 0.6% and 1.0% of revenue, respectively.

Cost of goods sold

Cost of goods sold increased by $0.9 million, or 5.5%, to $16.6 million during the nine-month period ended September 30, 2022 compared to $15.8 million during the nine-month period ended September 30, 2021. This result is due to growth in the sales volume of our Symphion products, which material costs have increased compared to the nine months ended September 30, 2021, offset by a reduction in sales volume and resulting material costs in Minerva ES and Genesys HTA products during the comparable periods.

Gross margin

Our gross margin decreased from 59.0% for the nine-month period ended September 30, 2021 to 54.5% for the nine-month period ended September 30, 2022. The decrease in gross margin was primarily due to shift in products sold towards Symphion products, which contributes to a lower gross margin compared to Minerva ES and Genesys HTA products. Further, fixed overhead costs spread over a smaller base of product revenue resulting in a negative impact on the gross margin.

Sales and marketing expenses

Sales and marketing expenses increased by $6.0 million, or 26.2%, to $28.9 million during the nine-month period ended September 30, 2022, compared to $22.9 million during the nine-month period ended September 30, 2021. The increase was primarily due to growth in salesforce and related costs, increased marketing costs and website expenses plus higher consulting and other services.

General and administrative expenses

General and administrative expenses decreased by $5.4 million, or 29.9%, to $12.7 million during the nine-month period ended September 30, 2022, compared to $18.1 million during the nine-month period ended September 30, 2021. The decrease was primarily due to a $5.0 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone based on actual sales data and current forecast, a $5.0 million decrease in legal expenses in connection with our patent infringement lawsuit with Hologic and other corporate matters and lower consulting and accounting expenses, partially offset by an increase in D&O insurance expenses of $2.6 million, tax expenses, dues and subscriptions, and an increase in compensation and personnel related expenses due to higher headcount, amounting to $2.0 million in the aggregate.

Research and development expenses

Research and development expenses decreased by $0.2 million, or 4.9%, to $4.0 million in the nine-month period ended September 30, 2022, compared to $4.2 million in the nine-month period ended September 30, 2021. The decrease was primarily due to a decrease in expense for controller and prototype development and lower compensation expenses.

Interest expense and income

Interest expense decreased by $8.5 million, or 79.4%, to $2.2 million during the nine-month period ended September 30, 2022, compared to $10.7 million during the nine-month period ended September 30, 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	Nine Months Ended September 30,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$15,243	$(15,243)	(100.0%)
Loss on extinguishment of convertible notes	—	(16,853)	16,853	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0%)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(535)	535	(100.0%)
Other income (expense), net	(34)	(9)	(25)	277.8%
Total	$(34)	$882	$(916)	(103.9)%

Change in fair value of derivative liabilities decreased by $15.2 million, or 100%, to $zero million of other income and expense during the nine months ended September 30, 2022, compared to income of $15.2 million during the nine months ended September 30, 2021. Upon the conversion of the convertible notes in the fourth quarter of 2021, the fair value of the single derivative liability was determined to be zero. The decrease is primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in a change in fair value of derivative liabilities of $15.2 million during the nine months ended September 30, 2021.

Loss on extinguishment of convertible notes relates to the amendment of the 2018 Note Agreements and the 2019 Note Agreements and was accounted for as a debt extinguishment, which resulted in a $16.9 million loss on extinguishment in other expenses for the nine months ended September 30, 2021.

Gain on extinguishment of PPP loan decreased by $3.0 million to $zero million during the nine months ended September 30, 2022, compared to gain of $3.0 million recognized during the nine months ended September 30, 2021, due to the PPP loan's principal and interest being forgiven in June 2021.

Change in fair value of redeemable convertible preferred stock warrant liability improved by $0.5 million to $zero million during the nine months ended September 30, 2022, compared to expense of $0.5 million recognized during the nine months ended September 30, 2021, due to their conversion to common stock warrants in October 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentage figures)	2022	2021	2022	2021

Net loss	$(11,329)	$(3,225)	$(27,867)	$(32,272)
Depreciation and amortization	2,692	2,614	8,053	7,948
Interest (income) expense, net	819	3,611	2,126	10,663
EBITDA	(7,818)	3,000	(17,688)	(13,661)
EBITDA margin	(62.1%)	24.0%	(48.5%)	(35.5%)
Adjustments:
Loss on extinguishment of convertible notes	—	16,853	—	16,853
Gain on extinguishment of PPP loan	—	—	—	(3,036)
Stock-based compensation expense	1,977	1,075	5,176	5,684
Change in fair value of redeemable convertible preferred stock warrant liability	—	3	—	535
Change in fair value of contingent consideration liability	—	(137)	(4,094)	780
Change in fair value of derivative liabilities	—	(23,383)	—	(15,243)
Adjusted EBITDA	$(5,841)	$(2,589)	$(16,606)	$(8,088)
Adjusted EBITDA margin	(46.4%)	(20.7%)	(45.5%)	(21.0%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of September 30, 2022, we had an accumulated deficit of $277.4 million, cash and cash equivalents of $15.1 million and $40.0 million of outstanding debt under the CIBC Agreement before debt discount and accrued interest. We incurred a net loss of $27.9 million during the nine months ended September 30, 2022.

We have prepared an internal forecast that was reviewed with our Board of Directors that includes plans to raise additional capital within the next three to six months. Should the plan to raise capital within this timeline not be consummated, this forecast presents the possibility that our cash and cash equivalents are not sufficient to fund our operations within the next twelve-months.

As of September 30, 2022, we were in compliance with the financial covenants required by our CIBC Agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months.

A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements.

The presence of these condition, individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

As of September 30, 2022, we had cash and cash equivalents of $15.1 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(19,923)	$(11,306)
Investing activities	(125)	(888)
Financing activities	(4,966)	963
Net (decrease) increase in cash and cash equivalents	$(25,014)	$(11,231)

Cash flows used in operating activities

Net cash used in operating activities was $19.9 million for the nine-month period ended September 30, 2022, primarily attributable to a net loss of $27.9 million and a net change in our net operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $9.8 million. Non-cash charges primarily consist of $8.1 million in depreciation and amortization, $5.2 million in stock-based compensation expense and $0.5 million in non-cash lease expense, partially offset by $4.1 million change in fair value of contingent consideration liability. The change in net operating assets and liabilities was primarily due to $3.6 million increase in inventory due to strategic purchases of inventory and $1.4 million decrease in accounts payable and operating lease liability, partially offset by a $2.4 million decrease in accounts receivable, net and prepaid expenses and other current assets and $0.8 million increase in accrued liabilities and accrued compensation.

Net cash used in operating activities was $11.3 million for the nine-month period ended September 30, 2021, primarily attributable to a net loss of $32.3 million plus a net change in net operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $22.3 million. Non-cash operating charges primarily consist of $16.9 million loss on extinguishment of convertible notes, $7.9 million in depreciation and amortization, $5.7 million in stock-based compensation expense, $5.4 million in interest expense from long-term debt and convertible notes, $3.3 million in amortization of debt discount and debt issuance costs, $0.8 million increase in fair value of contingent consideration liability and $0.5 million in fair value of redeemable convertibles preferred stock warrant liability, partially offset by $15.2 million in fair value of derivatives and $3.0 million gain on extinguishment of PPP loan. The change in net operating assets and liabilities was primarily due to $9.1 million increase in inventory, prepaid expenses and other current assets, partially offset by $6.2 million decrease in accounts payable and accrued liabilities resulting primarily from increases in our operating activities and $1.6 million decrease in accounts receivable.

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2022, which consisted of $0.1 million used to purchase property and equipment.

Net cash used in investing activities was $0.9 million for the nine-month period ended September 30, 2021, which consisted of $0.9 million used to purchase property and equipment.

Cash flows provided by financing activities

Net cash used in financing activities was $4.9 million for the nine-month period ended September 30, 2022, which primarily relates to $5.0 million payment of contingent consideration, partially offset by $0.1 million of proceeds from issuance of common stock.

Net cash provided by financing activities was $1.0 million for the nine-month period ended September 30, 2021, which primarily relates to $1.0 million proceeds from issuance of common stock.

Contractual obligations and commitments

Our contractual obligations and commitments relate primarily to our CIBC Loan and operating leases. In 2019, we entered into a lease agreement for our corporate headquarters, research and development facilities, and manufacturing and distribution centers, located in Santa Clara, CA. In July 2022, we entered into a new lease agreement for our corporate headquarters, which is expected to commence on June 1, 2023. See Note 7, “Debt” and Note 8, “Commitments and contingencies,” to our financial statements for further information.

Critical accounting policies, significant judgments and use of estimates

Our unaudited interim condensed financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 we had cash and cash equivalents of $15.1 million, consisting of cash and money market funds and a CIBC term loan with an outstanding balance of $39.5 million. Due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10.0% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income. An immediate 10.0% relative change in interest rates would not have a material effect on the fair value of the CIBC term loan and would not result in a material increase in our future annual interest expense.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the years ended December 31, 2020, and 2021, we concluded there was a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that was identified primarily related to having an insufficient number of qualified personnel within the accounting function, lack of segregation of duties and a lack of timely review over the financial statement close process.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently involved in the following litigation matters with Hologic, Inc.:

First Hologic Action

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) filed a complaint against the Company alleging infringement of four patents. Hologic ultimately dropped two of the four asserted patents and two patents remained in the case: U.S. Patent Nos. 6,872,183 (the ’183 patent) and 9,095,348 (the ’348 patent). On December 15, 2017, the Patent Office found the asserted claims of the ’183 patent to be invalid. The District Court denied Minerva's motion to dismiss or stay the case as to that patent pending Hologic's appeal. A few weeks before trial, on June 28, 2018, the District Court held on summary judgment that Minerva infringed the ’183 and ’348 patents. In that same summary judgment order, the District Court also granted Hologic’s motion to deny Minerva's 35 U.S.C. §112 defenses based on the doctrine of assignor estoppel. The parties went to trial in July 2018 on the issues of damages and willfulness. Hologic sought over $16.0 million in damages.

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

In September 2020, the Company filed a petition for certiorari with the U.S. Supreme Court, which was granted. On November 11, 2020, the Company increased the bond amount to $7,203,414 to sufficiently cover the post-judgment interest accrued during the pendency of the appeal. The bond amount was subsequently increased to $7,420,507 due to accrued interest. On June 29, 2021, the U.S. Supreme Court put constraints on the proper application of assignor estoppel, and vacated and remanded the Federal Circuit to determine whether assignor estoppel applies to Minerva under the new criteria, or can pursue its challenge to the validity of the ’348 patent. On remand, the Federal Circuit heard oral arguments on January 27, 2022. Following remand, on August 11, 2022, the Federal Circuit determined that assignor estoppel still applies and bars Minerva from contesting the validity of the ’348 patent in District Court. On September 9, 2022, Minerva filed a Petition for rehearing en banc. On October 11, 2022, the Federal Circuit invited Hologic to file a response to Minerva’s Petition, which it did on October 25, 2022.

On November 10, 2022, the Court of Appeals for the Federal Circuit (CAFC) issued an order denying Minerva’s Petition for Rehearing in the initial patent case filed by Hologic in November of 2015. On November 17, 2022, the Federal Circuit CAFC will issue its mandate, effectively ending the CAFC appeal, at which point Minerva will be obligated to pay the bond amount of approximately $7.4 million to Hologic.

Second Hologic Action

On July 8, 2020, Hologic sued Minerva for willful infringement of the same ’348 patent in the U.S. District Court for the District of Delaware, alleging that Minerva’s new EAS Handpiece also infringed the patent for the approximately five-month period before that patent expired. The Company has answered, denying infringement and willfulness and asserting that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the Court granted the Company's motion to stay this case until all appeals have been exhausted relating to the ’348 patent (First Hologic Action above). Recently, the court lifted the stay and entered a schedule setting trial for August 21, 2023.

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

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Federal Circuit. Hologic’s response brief was filed on March 4, 2022, The Company's response was filed on April 12, 2022. Oral argument in the matter was held on October 3, 2022. A decision on this appeal proceeding in the Federal Circuit is expected to take at least several months.

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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

•
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•
We need additional funding and may not be able to raise capital when needed, which could force us to delay or reduce our product development programs and commercialization efforts.
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
•
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.
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

We have incurred significant operating losses since inception. Our net loss was $27.9 million for the nine-month period ended September 30, 2022 and $21.5 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $277.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions from our IPO in October 2021.

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

Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80.0% of our taxable income in tax years beginning after December 31, 2020. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. See Note 9 to our unaudited interim condensed financial statements and notes thereto for the quarterly periods ended September 30, 2022 and 2021.

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

For example, in November 2015, Hologic and Cytyc Surgical (collectively, Hologic), filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of four patents and asserting various other claims including unfair competition, deceptive trade practices, and tortious interference with business relationships. Hologic dropped two of the patents before trial. Pre-trial, the District Court determined that we infringed two of Hologic’s asserted patents and that these two patents were valid. At trial, the District Court ruled against Hologic’s non-patent claims as a matter of law, and the jury found no willfulness and awarded Hologic damages in the amount of about $4.8 million, which the court increased post-trial to include supplemental damages and interest, bringing the total amount of damages to approximately $7.4 million.

Subsequently, one of the two patents was determined to be invalid by the Court of Appeals for the Federal Circuit (Federal Circuit), and the District Court denied Hologic’s request for a permanent injunction. As to the remaining patent, it expired shortly after trial on November 19, 2018, thereby capping the damages (other than interest that continues to accrue pending appeal). On June 29, 2021, the U.S. Supreme Court vacated and remanded the Federal Circuit’s decision that Minerva cannot challenge the validity of the remaining patent due to assignor estoppel. Oral argument at the Federal Circuit took place on January 27, 2022. Following remand, on August

11, 2022, the Federal Circuit determined that assignor estoppel still applies and bars Minerva from contesting the validity of the ’348 patent in District Court. On September 9, 2022, Minerva filed a Petition for rehearing en banc. On October 11, 2022, the Federal Circuit invited Hologic to file a response to Minerva’s Petition, which it did on October 25, 2022. On November 10, 2022, the Federal Circuit issued an order denying Minerva’s Petition. On November 17, 2022, the Federal Circuit will issue its mandate, effectively ending the Federal Circuit appeal, after which Minerva will be obligated to pay the bond amount of approximately $7.4 million to Hologic.

On July 8, 2020, Hologic sued us for willful infringement of the same ’348 patent in the U.S. District Court for the District of Delaware, alleging that Minerva’s new EAS Handpiece also infringed the patent for the approximately five-month period before that patent expired. We have answered, denying infringement and willfulness and asserting that the patent was invalid prior to expiry. Due to COVID-19, the case was stayed twice for 60 days. On April 6, 2021, the Court granted our motion to stay this case until all appeals have been exhausted relating to the ’348 patent (First Hologic Action above). Recently, the court lifted the stay and entered a schedule setting trial for August 21, 2023. We have spent a substantial sum of money and other resources defending against these two litigation matters.

We cannot provide any guarantee that the Hologic claims, or any other intellectual property claims, will be resolved in our favor. For more information on the litigation matters with Hologic, Inc., see “Item 1-Legal proceedings.

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

Risks related to government regulation

Our products and operations are subject to extensive government regulation in the United States and our failure to comply with applicable requirements could harm our business.

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

Risks related to ownership of our common stock

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of September 30, 2022, we had cash and cash equivalents of $15.1 million, and an accumulated deficit of $277.4 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to raise such financing raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon us obtaining additional financing. While our current plan is to obtain additional equity financing, such additional capital may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be harmed. Furthermore, any new equity we issue will likely result in substantial dilution to our existing stockholders.

If we are unable to raise additional financing, increase sales or reduce expenses we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and shareholders could lose all or part of their investment. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We need additional funding and may not be able to raise capital when needed, which could force us to delay or reduce our product development programs and commercialization efforts.

We are actively seeking to raise additional capital through equity offerings or debt financings, and such additional financings may not be available to us on acceptable terms, or at all. Given the current market price of our common stock, any equity financing would result in significant dilution to our existing stockholders.

In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders, such as the transfer of all or substantially all control over our operations to one or more new investors.

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

If we are unable to obtain adequate financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, cause a default under our loan agreement with CIBC, or delay sales and marketing efforts or other activities necessary to commercialize our products. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition, and results of operations.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

Nasdaq has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common shares continues to trade below $1.00, Nasdaq could determine to delist our common stock. If in the future Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a deterrent for broker-dealers making a market in or otherwise seeking or generating interest in our securities;

●	a deterrent for certain institutions and persons from investing in our securities at all;
●

a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

On October 31, 2022, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common stock was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days.

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

As of September 30, 2022, the holders of an aggregate of 28,968,185 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

During the preparation of our financial statements for the years ended December 31, 2021 and 2020, we identified a material weakness in internal control over financial reporting primarily related to a lack of timely, effective review over the financial statement close process. During the periods under audit, we did not have a sufficient complement of qualified personnel within the accounting function and had a lack of segregation of duties to adequately conduct review and analysis of certain routine transactions. As of September 30, 2022, the material weakness in internal control over financial reporting is not remediated.

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

None.

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

101

The following financial information from Minerva Surgical, Inc.’s Quarterly Report on Form 10-Q for the three-months period ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) t Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) Notes to the Financial Statements.

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

MINERVA SURGICAL, INC.

Date: November 14, 2022	By:	/s/ David M. Clapper
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer and Accounting Officer)