Form 10-K
period 2022-12-31
MINERVA SURGICAL INC
filed 2023-03-22
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40919

MINERVA SURGICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3422906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4255 Burton Dr. Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 646-7874

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $ 0.001 par value	UTRS	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31.9 million based on the closing sales price of the registrant’s common stock on that date of $2.35 per share. Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 10, 2023 was 176,680,711.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
the integration of our acquired products into our existing sales and marketing organization;
•
the size and growth of the addressable market for the treatment of AUB;
•
competitive companies and technologies and our industry;
•
our ability to increase our manufacturing production and decrease our fixed manufacturing costs;
•
the performance of third-party manufacturers and suppliers;
•
our ability to research, develop and commercialize new or enhanced products;
•
the impact of COVID-19 and its variants on our business and on the market for the treatment of AUB;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
our ability to obtain additional financing in future offerings;
•
the volatility of the trading price of our common stock;
•
the impact of local, regional, and national and international economic conditions including inflation and events including the war in Ukraine;
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
•
Symphion Tissue Removal System (Symphion) is a minimally invasive uterine tissue removal system, components of which were authorized through the 510(k) clearance or received de novo classification from the FDA, that combines bladeless tissue resection and coagulation, continuous visualization, and intrauterine pressure monitoring. These features enable efficient tissue removal while reducing patient risk due to fluid intravasation overload by utilizing a self-contained, recirculating distension fluid management system; and

•
Resectr Tissue Resection Device (Resectr) is an FDA-cleared handheld surgical instrument designed to enable the hysteroscopic removal and diagnosis of endometrial polyps, utilizing an oscillating cutting blade, and be compatible with existing fluid management systems, wall suction and hysteroscopes.

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

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of December 31, 2022, our commercial team consisted of approximately 89 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

Third-party coverage and reimbursement for endometrial ablation and tissue resection procedures performed in a hospital, ASCs, or physician office setting are well established in the United States. These procedures are routinely covered and reimbursed by private healthcare insurance, managed care payors, and government healthcare programs. In the United States, the procedures using our products are billed by these healthcare facilities and providers using established Category I Current Procedural Terminology (CPT) codes.

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
•
Robust technical and engineering expertise, supported by our broad strategic intellectual property portfolio. We believe our products incorporate significant technological advancements in gynecologic surgery over the prior generation of endometrial ablation products. Development of our solutions requires a unique combination of expertise in engineering, product and software design, and women’s health. Our technical capabilities and commitment to innovation support a compelling opportunity to advance new technologies and enhance our products, which we believe will continue to differentiate our position. Our issued patents cover various differentiating technical advantages of our disposable devices, controllers, and methods of treatment. As of December 31, 2022, we owned 88 issued U.S. patents, 54 issued patents outside the U.S., and 19 pending U.S. and 8 pending foreign patent applications to cover key aspects of our devices and future product concepts.
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

Our strategic levers to drive continued growth include:

•
Expanding our commercialization infrastructure in the United States. We have grown our commercial team in the United States to include a direct sales force, which, as of December 31, 2022, consisted of approximately 89 field-based personnel that call on OB/GYNs in hospitals, ASCs, and physician offices in all major U.S. markets. Our target market is primarily the approximately 19,000 OB/GYNs performing surgical procedures in hospitals, ASCs, and physician offices.

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

PMA-approved endometrial ablation device that utilizes our proprietary PlasmaSense technology, which is designed to dynamically direct plasma energy with real-time power modulation and to enable complete and uniform depth of ablation. This device demonstrated a level of clinical performance that exceeded an Objective Performance Criteria (OPC) developed by the FDA using pivotal clinical trial efficacy data from five previously FDA- approved endometrial ablation systems.

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
Sheath: Available in 1.65 mm / 5 French OD (5Fr) and 3 mm / 9 French OD (9Fr) diameters for increased surgical flexibility.
e.
Resection blade: Bi-directional and internally rotating blade to provide six rotations per handle squeeze and cycle release. Features drive-by-wire design to allow for continuous removal of tissue during resection.

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

Minerva ES

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

As of December 31, 2022, our commercial team consisted of approximately 89 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales force is organized by geographic territory and each sales territory is managed by one of our Territory Managers, who act as the primary customer contact and educate physicians in the use of our products. Most Territory Managers have extensive experience selling medical devices, generally focused on capital equipment and disposable devices used in the operating room environment. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. Additionally, we have implemented programs to assist physicians in raising patient awareness about the availability of alternative treatments for AUB by means other than drug therapy, other device-based procedures, and hysterectomy. We dedicate significant resources to educating physicians in the applicability and use of our solutions. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

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

We have and continue to plan to expand our commercial activities by recruiting and training additional field-based personnel in order to broaden awareness for and use of our products. We expect to continue focusing on increasing utilization of our products by existing customers and expanding our customer base. We seek to recruit sales and marketing employees with strong sales backgrounds, with direct experience with medical device products and an understanding of the reimbursement process. We believe investing in a scalable, highly focused direct sales force and continuing the development of our marketing efforts will help us increase adoption of our solutions, driving continued revenue growth and market penetration.

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

Manufacturing and supply

Our products are manufactured, assembled, and packaged in various locations across the United States, China, Taiwan, Germany, and Costa Rica. We rely on a combination of in-house finished product manufacturing and third-party contract manufacturer organizations to produce our products. We also rely on third-party suppliers for the raw materials, components, and sub-assemblies used in our products. Our corporate headquarters in Santa Clara, California supports in-house production and distribution operations, including manufacturing, quality control, raw material, and finished goods storage. We also use a contract third-party logistics partner (3PL) in Memphis, Tennessee to provide additional distribution operations.

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
•
Resectr Tissue Resection Device: single-use disposable 5Fr and 9Fr devices.

We rely on third-party contractors to manufacture components of our Minerva ES disposable handpiece, while we conduct the final assembly of the handpiece at our Santa Clara facility. We are in the process of establishing a contract manufacturer in China to act as a second source for the final assembly of the disposable handpiece. We anticipate the new contract manufacturer will be operational in the first half of 2023 pending FDA approval. We have the Minerva RF controller manufactured in the United States for use with our single-use disposable handpiece. In most cases these manufacturers are single source suppliers. Our controllers are tested and packaged at our Santa Clara facility and then placed in finished goods inventory.

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

Our Symphion and Resectr supply chains will remain unchanged from the processes that were in place at the time we acquired these assets from BSC pursuant to the asset purchase agreement (APA) (described below). Our Symphion product line will continue to be produced by contract manufacturers in the United States, Germany, and Costa Rica. Our Resectr continues to be assembled by a contract manufacturer in the United States.

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

Our agreements with Boston Scientific Corporation (BSC) related to the acquisition of the Genesys HTA, Symphion, and Resectr assets are as follows:

Asset Purchase Agreement (as amended)

We entered into an Asset Purchase Agreement with BSC and certain of its affiliates on April 28, 2020, which was subsequently amended on May 14, 2021 and September 9, 2021 (the BSC Purchase Agreement), pursuant to which we purchased the right to certain products and technology for the treatment of abnormal uterine bleeding (the Transferred Intellectual Property), including the Genesys HTA, Symphion, and Resectr (collectively, the IUH Products), in exchange for 1,331,411 shares of our Series D redeemable convertible preferred stock and an aggregate amount in cash equal to $30.0 million, $15.0 million of which was paid at the closing on May 11, 2020. The remaining $15.0 million was paid after the completion of the IPO. In addition, the BSC Purchase Agreement contains three separate milestone payments for up to an additional $30.0 million that we may be obligated to pay through 2023 as described below:

•
A revenue-based milestone payment equal to $5.0 million, if net revenue from the IUH Products is less than or equal to $30.0 million in calendar year 2021, and an additional $5.0 million if net revenue is greater than $30.0 million in calendar year 2021 (the First Revenue Milestone). The First Revenue Milestone was paid in the first quarter of 2022.
•
A revenue-based milestone payment equal to $5.0 million, if net revenue from the IUH Products exceeds $30.0 million in calendar year 2022, and an additional $5.0 million if net revenue is greater than $37.0 million in calendar year 2022 (the Second Revenue Milestone). Revenue generated for IUH products did not meet the $30.0 million, as such the Second Revenue Milestone Payment did not take place.
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

Minerva Out-License Agreement

In connection with the BSC Purchase Agreement, we entered into a non-exclusive license agreement with BSC on May 11, 2020, pursuant to which we granted BSC a non-exclusive, royalty-free license to certain intellectual property rights transferred under the BSC Purchase Agreement (the Transferred Intellectual Property) within fields of use other than the intrauterine resection of tissue or the intrauterine ablation of tissue. BSC separately granted us a non-exclusive, royalty-free license to any improvement, enhancement, or modification made by or on behalf of BSC to the Transferred Intellectual Property, within the field of use relating to the intrauterine resection of tissue or the intrauterine ablation of tissue. Unless terminated earlier, the Minerva Out-License Agreement will remain in effect until the expiration of the last of the patents included in the Transferred Intellectual Property.

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

Transition Services Agreement

In connection with the BSC Purchase Agreement, we entered into a Transition Services Agreement (the TSA) with BSC on May 11, 2020, pursuant to which BSC must provide certain services, including IUH Products-related operations and transfer complaint processing and reporting, distribution services, finance, information technology, customer service, supplier management, regulatory matters, sales training, and marketing (collectively, the Seller Services) to us for a transitional period following completion of the sale of the Transferred Intellectual Property. With respect to any Seller Service, we must pay for reasonable and documented out-of-pocket third-party costs or expenses incurred by or on behalf of BSC, any agreed-upon fees, and any taxes incurred. The TSA will end on the date on which all Seller Services have been terminated or are no longer being provided or because their terms have expired or, as to any particular Seller Service, upon the end of the time period set forth for such Seller Service in the TSA, whichever is earlier. All

Seller Services were completed in the second quarter of 2022. Each party to the TSA has the right to terminate it by written notice to the other if the other party is in material breach of its obligations and the other party fails to remedy that breach within 30 days after receiving written notice.

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

The Supply Agreement ended in the second quarter of 2022 concurrent with the end of the Transition Services Agreement.

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

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Minerva Surgical manufactures and provides for sale products that fall into each of the following three categories:

•
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
•
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
•
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, or devices that have a new intended use or use advanced technology that are not substantially equivalent to that of a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the general controls and special controls described above. Therefore, these devices are subject to the PMA process, which is generally more costly and time-consuming than the 510(k) process.

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

The implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, as amended, (ACA) in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

U.S. coverage and reimbursement

In the United States, our currently cleared products are not separately reimbursed by any third-party payors and if covered, are paid for as part of the surgical procedure. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Because there is often no separate reimbursement for products used in surgical procedures, the additional cost associated with the use of our products can impact the profit margin of the hospital or ASCs where the surgery is performed. As a result, failure by physicians, hospitals, ASCs, and other users of our products to obtain coverage and adequate reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies, may adversely impact demand for our products.

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

Third-party coverage and reimbursement for endometrial ablation and tissue resection procedures performed in the hospital, ASCs or physician office setting is well established in the United States. These procedures are generally covered and reimbursed by private healthcare insurance and managed care payors.

Intellectual property

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, which includes seeking and maintaining patents covering our technology and products, proprietary processes and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of our know-how and trade secrets that may be important to the development of our business.

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, and other intellectual property laws, employment, confidentiality and invention assignment agreements, and protective contractual provisions with our employees, contractors, consultants, advisors, suppliers, partners, and other third parties. We generally require our employees, contractors, consultants, and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also generally require our employees, contractors, consultants, and advisors who we work with on our products to agree to disclose and assign to us all inventions conceived during the scope of their work or services provided, using our property or resources or which related to our business. Despite any measures we take to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

As of December 31, 2022, we owned 27 issued U.S. patents covering the Minerva ES, with expected expiration ranging from August 2029 to January 2038, not accounting for potentially available patent term adjustment or extension. We owned 17 issued U.S. patents and 24 issued foreign patents in Germany, Great Britain and Ireland covering the Genesys HTA, with expected expiration ranging from November 2028 to December 2035, not accounting for potentially available patent term adjustment or extension. We owned 24 issued U.S. patents and 31 issued foreign patents in France, Germany, Great Britain, Ireland, Italy, Netherlands, Spain and Switzerland covering the Symphion, with expected expiration ranging from October 2031 to April 2037, not accounting for potentially available patent term adjustment or extension. We owned five issued U.S. patents covering the Resectr, with expected expiration ranging from February 2031 to February 2036, not accounting for potentially available patent term adjustment or extension.

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

As of December 31, 2022, we had 33 pending patent applications globally, including 20 in the United States and 13 outside the United States.

As of December 31, 2022, we had trademark registrations for “Minerva,” “Minerva ES”, “Symphion”, “Genesys HTA”, “Genesys HTA Procerva”, and “PlasmaSense” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 43 trademark registration applications.

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

Facilities

Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located at 4255 Burton Drive, Santa Clara, CA 95054. The facility is approximately 33,000 square feet and is compliant with all relevant state and federal requirements. Our lease on this facility runs through May 2023. On July 29, 2022, the Company entered into a new non-cancellable operating lease arrangement for its current facility commencing on June 1, 2023 and will expire on May 31, 2028.We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs for at least the next two years and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Human capital resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees and consultants into our company. As of December 31, 2022, we have 174 full-time employees in the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good. We believe that our diverse backgrounds, unique strengths, talents, and viewpoints make up the fabric of a strong culture. We strive to maintain an environment which is collaborative, and provides for open communication and mutual respect.

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

Seasonal Trends and Economic Incentives

We have experienced, and expect to continue to experience, revenue seasonality at the end of the year primarily due to the annual cycle around patient medical deductibles and co-payments. We have seen higher procedure volume in the second half of the calendar year for the past several years as our procedures have an elective element to them, and while the procedures in which our products are used are considered elective by many insurance companies, the procedures are fully reimbursed by virtually all private and government insurance payors. The desirability of our solution can be impacted by the availability and value of various governmental, regulatory and tax-based incentives which may change over time.

Corporate Facilities

Our corporate headquarters and principal executive offices are located at 4255 Barton Dr, Santa Clara ,CA 95054, and our telephone number is (855) 646-7874. Our headquarters is used for administration, research and development, and sales and marketing and also houses one of our manufacturing facilities.

Please see Part I, Item 2, Properties for additional information regarding our facilities.

Available Information

Our website address is www.minervasurgical.com and our investor relations website address is https://ir.minervasurgical.com. Websites are provided throughout this document for convenience only. The information contained on the referenced websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K. Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and certain filings relating to beneficial ownership of our securities. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically. All such filings, including those on our website, are available free of charge.

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
•
The market for our products is highly competitive. If our competitors are able to develop or market AUB treatments that are safer or more effective, or gain greater acceptance in the marketplace, than any products we develop, our commercial opportunities will be reduced or eliminated;
•
COVID-19 and its variants and efforts to reduce its spread have negatively impacted, and may continue to negatively impact, our business, and operations;
•
We are currently a party to intellectual property litigation and may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products;
•
Our products and operations are subject to extensive government regulation and oversight in the United States, and our failure to comply with applicable requirements could harm our business;
•
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices;
•
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock;
•
We are a "controlled company" within the meaning of Nasdaq rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements;
•
We previously identified and remediated a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

Risks related to our business and products

We have a limited history operating as a commercial company. We have a history of net losses, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred significant operating losses since inception. Our net loss was $34.1 million for the year ended December 31, 2022 and $21.5 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $283.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and acquire new products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure and product improvements.

We received United States Food and Drug Administration (FDA) premarket approval for our Minerva Endometrial Ablation System (Minerva ES) in July 2015, and acquired the Genesys HTA Endometrial Ablation System (Genesys HTA), Symphion Operative Hysteroscopy System (Symphion), and Resectr Tissue Resection Device (Resectr) from Boston Scientific Corporation (BSC) in May 2020, and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue devoting a substantial amount of our resources to expand commercialization efforts and increase adoption of our products to treat AUB and to develop additional products. These efforts may prove more costly than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. Accordingly, we expect to continue incurring operating losses for the foreseeable future and we cannot provide assurance that we will achieve profitability in the future or that, if we become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition, and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition, and results of operations.

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
•
Physicians do not have the say and buying power that they once had, and clinical data is not enough. Economic and value added solutions are key to hospital buying groups;

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

Physicians play a significant role in determining the course of a patient’s treatment for AUB and, as a result, the type of treatment that will be recommended or provided to a patient and will continue to do so going forward. We maintain a website with information that is useful to patients and we have just recently initiated a marketing and advertising campaign targeting patients. However, historically we have focused our sales, marketing, and education efforts primarily on obstetrician-gynecologists (OB/GYNs) and will continue to do so going forward. If we are not able to effectively demonstrate to OB/GYNs that our products are safe and effective and confer benefits over other available treatment methods in a broad range of patients, adoption of our products will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that our products will achieve broad market acceptance among hospitals and physicians. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

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

In order to generate future growth, we plan on continuing to expand and leverage our sales infrastructure to increase our hospital, ASCs, and physician office customer base and generate awareness of the benefits of using our products with OB/GYNs and their patients. Identifying and recruiting qualified sales personnel and educating them on our products, on applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense, and attention. It often takes several months or more before a sales representative is fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely heavily on third-party suppliers and contract manufacturers in the United States, China, Taiwan, Germany, and Costa Rica for raw materials, components, manufacturing, assembly, and sterilization of our products. We rely on third-party contractors to manufacture components of our Minerva ES disposable handpiece, while we conduct the final assembly of the handpiece at our Santa Clara facility. We are in the process of establishing a contract manufacturer in China to act as a second source for the final assembly of the disposable handpiece. We anticipate the new contract manufacturer will be operational in the first half of 2023. However, we cannot assure you that we will receive FDA approval for use of this contract manufacturing facility in a timely manner or at all. Until such time as we receive FDA approval for another contract manufacturer, our Santa Clara facility will remain the sole source for assembly of the disposable handpieces. We purchase the Minerva RF controller from another third-party manufacturer in the United States, and we then test and package the controller at our Santa Clara facility before placing the product in finished goods inventory. In most cases these manufacturers are single source suppliers. Any of our suppliers or our third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate are required by the market and we may be required to locate and qualify additional suppliers.

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

We expect these challenges to continue to impact the number of endometrial ablation and tissue resection procedures in 2023, but the extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the COVID-19 pandemic. Procedures like an endometrial ablation or tissue resection may be less of a priority than other priorities for those patients who have lost their jobs, are furloughed, have reduced work hours, or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians at their offices, in ASCs or in hospitals due to fear of contracting COVID-19. The reduction in physician visits, the increase in deferred treatments, and patient behaviors are translating into fewer than expected endometrial ablation and tissue resection procedures being performed in the current environment.

COVID-19 has impacted, and we expect will continue to impact, our personnel and the personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce our margins. Restrictions related to us and our suppliers are country-specific. The spread of an infectious disease, including COVID-19, could result in the inability of our suppliers to deliver components or raw materials to our contract manufacturers on a timely basis due to these impacts or restrictions. If there were a shortage of supply, the cost of these materials or components could increase and harm our contract manufacturers’ ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all. This may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time-consuming, difficult, and costly. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the COVID-19 pandemic, the actions taken to reduce the transmission of COVID-19, and the speed with which normal economic and operating conditions resume, among others.

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
•
avoid infringing upon the intellectual property rights of third parties;
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

We maintain product liability insurance. However, we cannot assure you that any future product liability claims will not result in court judgments or settlements that are in excess of the liability limits of our product liability insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court that exceed our coverage limitations or that are not covered by our insurance.

An adverse outcome involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our premarket notifications, applications, or certifications for marketing. Finally, even a meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in a diversion of management’s attention from our core business, which would cause our business to suffer. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2022, we had U.S. federal and California state net operating loss carryforwards (NOLs) of $214.4 million and $187.5 million, respectively. NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2028 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We performed an analysis and determined that we have experienced an ownership change in February 2010 as a result of stock transfers and the issuance of preferred stock.

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally-protected health information, credit card and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (IT) and infrastructure, and that of our technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. We rely extensively on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software, and technical applications, and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction, or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media, or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware, or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. In addition, adoption of work-from-home requirements in connection with COVID-19 could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature, such as phishing attacks, and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

On July 8, 2020, Hologic sued the Company alleging willful infringement of one of the same patents as in the First Action, the ’348 patent, in the U.S. District Court for the District of Delaware. Hologic accused the Company’s newer EAS Handpiece of infringing the patent for the approximately five-month period before that patent expired on November 19, 2018—over four years ago. The Company has answered, denying infringement and willfulness. Due to COVID-19 and the on-going appeal of the First Hologic Action at the time, the case was stayed twice. In late 2022, the court lifted the stay and has scheduled trial for August 21, 2023.

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

As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our patents. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Moreover, the FDA strictly regulates the labeling, promotion, and advertising of our products, including comparative and superiority claims vis-a-vis competitors’ products.

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

In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance.

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

Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. We can provide no assurance that we or our third-party manufacturers or suppliers will continue to remain in material compliance with the QSR or similar foreign requirements. If the FDA, CDPH, or other foreign body inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time-consuming, and a distraction for management, and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

Risks related to ownership of our common stock

We are a "controlled company" within the meaning of Nasdaq rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

Accelmed Partners II LP (“Accelmed”) and New Enterprise Associates 13, L.P. (“New Enterprise Associates”) hold a majority of the voting power of our stock. In addition, pursuant to the Share Purchase Agreement, dated as of December 27, 2022 (the “Share Purchase Agreement”), by and among the Company, Accelmed and New Enterprise Associates, Accelmed currently has the right, for so long as Accelmed owns twenty-five percent (25%) or more of the Company’s outstanding common stock, to designate for appointment to our Board of Directors as a director the lesser of (i) the number of directors constituting a majority of our Board of Directors, and (ii) if the Company is listed at such time on a national securities exchange, the number of directors of our Board of Directors equivalent to Accelmed’s proportional equity ownership of shares of our common stock from time to time. As of the closing of the Share Purchase Agreement, Accelmed held approximately 69.3% of the voting power of our common stock, and New Enterprise Associates held approximately 19.5% of the voting power of our common stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•
a majority of the board of directors consist of independent directors as defined under the rules of Nasdaq;
•
the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•
the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. We intend to utilize some or all of these exemptions. Accordingly, our corporate governance may not afford the same protections as companies that are subject to all of the corporate governance requirements of Nasdaq.

A small number of our investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders.

As of the closing of the Share Purchase Agreement, Accelmed held approximately 69.3% of the voting power of our common stock, and New Enterprise Associates held approximately 19.5% of the voting power of our common stock. The beneficial ownership of greater than 50% of our voting stock means Accelmed and New Enterprise Associates are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

Given this concentrated ownership, Accelmed and New Enterprise Associates would have to approve any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with Accelmed and New Enterprise Associates may adversely affect the trading price of our securities, including our common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder.

Furthermore, pursuant to the terms of the Share Purchase Agreement, Accelmed currently has the right, for so long as Accelmed owns twenty-five percent (25%) or more of the Company’s outstanding common stock, to designate for appointment to our Board of Directors as a director the lesser of (i) the number of directors constituting a majority of our Board of Directors, and (ii) if the Company is listed at such time on a national securities exchange, the number of directors of our Board of Directors equivalent to Accelmed’s proportional equity ownership of shares of our common stock from time to time. In addition, our amended and restated certificate of incorporation provides (a) that the issuance of any shares of our preferred stock must also be approved by the affirmative vote of the holders of a majority of the voting power of all then-outstanding shares of our capital stock, (b) any action of stockholders may be taken by partial written consent by the holders of outstanding shares of our capital stock entitled to be voted with respect to the subject matter thereof having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, (c) a special meeting of our stockholders may also be called by written notice to the Company by the holders of a majority of all the votes entitled to be cast on such issue proposed therein, (d) that members of our Board of Directors are elected annually, and (e) any provision of our amended and restated certificate of incorporation may be amended in accordance with Delaware law.

Our financial condition raises doubt as to our ability to continue as a going concern.

As of December 31, 2022, we had cash and cash equivalents of $6.9 million, and an accumulated deficit of $283.7 million.

On February 9, 2023, we closed a private placement resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses payable by us. While we now believe that we have sufficient working capital to fund our planned operations over the near term, we may still require additional financing as we execute our business plan.

Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to raise such financing raise doubt about our ability to continue to execute our business plan as currently intended. Such additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be harmed. Furthermore, any new equity we issue will likely result in substantial dilution to our existing stockholders.

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

We are actively engaged in a review of our near-, medium- and long-term financing needs, which includes seeking to raise additional capital through equity offerings and such additional financings may not be available to us on acceptable terms, or at all. Given the current market price of our common stock, any equity financing would result in significant dilution to our existing stockholders.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. While we monitor the cash balances in our operating accounts on a daily basis and adjust the balances as appropriate, failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover all of the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect insured deposits, the FDIC created the Deposit Insurance National Bank of Santa Clara (“DINB”). At the time of closing, the FDIC as receiver immediately transferred all insured deposits of SVB.

On March 12, 2023, a joint statement was released by the FDIC, Department of Treasury and the Board Governors of the Federal Reserve System, informing the public that the Secretary of the Treasury approved actions enabling the FDIC to complete its resolution of SVB and that all depositors will be fully protected.

As of March 13, 2023, we hold no securities of SVB or its affiliates and maintained less than $0.2 million of net cash deposits at SVB.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

Nasdaq has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common shares continues to trade below $1.00, Nasdaq could determine to delist our common stock. If in the future Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, we and our security holders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a deterrent for broker-dealers making a market in or otherwise seeking or generating interest in our securities;
•
a deterrent for certain institutions and persons from investing in our securities at all;
•
a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

On October 31, 2022, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common stock was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. While stockholders approved an amendment to our amended and restated certificate of incorporation to affect a reverse stock split of our common stock at special meeting of our stockholders on February 7, 2023, we intend to request additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). If we do so, we will be required to apply to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards (with the exception of the bid requirement), and to provide written notice of our intention to cure the deficiency during second compliance period by effecting a reverse stock split if necessary. As part of Nasdaq’s review process, if Nasdaq staff conclude that we will not be able to cure the deficiency, Nasdaq will provide notice that our securities will be subject to delisting, at which time, we may appeal the delisting determination to a Nasdaq hearings panel.

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in October 2021, there had been no public market for shares of our common stock. The lack of an active market may impair investors' ability to sell shares at the time the investors wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other products, technologies, or businesses using our shares as consideration.

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

As of the closing of the Share Purchase Agreement, the holders of an aggregate of 176,443,726 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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
•
the right to issue preferred stock with stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•
a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•
allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•
limiting the forum to Delaware for certain litigation against us; and

•
limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer, or the president, in the absence of a chief executive officer, or by written notice to the Company by the holders of a majority of all the votes entitled to be cast on such issue proposed at the special meeting of stockholders.

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

We previously identified and remediated a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

During the preparation of our financial statements for the years ended December 31, 2020 and 2021, we identified a material weakness in internal control over financial reporting primarily related to a lack of timely review over the financial statement close process. During these periods, we did not have a sufficient complement of qualified personnel within the accounting function and had a lack of segregation of duties to adequately conduct review and analysis of certain routine transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. To address our material weakness, we added a chief financial officer and controller, and we implemented new processes and controls, formalized documentation of policies and procedures, and recruited additional accounting personnel. We have fully remediated the material weakness as of the filing date of our Annual Report for the fiscal year ending December 31, 2022.

Completion of remediation does not provide assurance that our remediation or other controls will continue operating effectively. Remediation costs consisted primarily of additional personnel expenses, which did not have a material impact to our financial statements. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report on the Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. The measures we have taken to date, and actions we may take in the future, may not be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to prevent or avoid potential future material weaknesses. We may not have identified all material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 4255 Burton Drive, Santa Clara, CA 95054, where we currently lease approximately 33,000 square feet of office space, research and development facilities, manufacturing and distribution centers pursuant to a lease dated June 4, 2019.

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

We are currently involved in the following litigation matters with Hologic, Inc.:

First Hologic Action

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) sued the Company in the U.S. District Court for the District of Delaware alleging infringement of four patents. On July 27, 2018 there was a jury verdict of no willfulness and awarding Hologic approximately one quarter of the damages it sought. Following an appeal, on December 30, 2022, Hologic was paid $7,437,562.57 in damages and interest, thereby satisfying the judgment. This matter is now concluded.

Second Hologic Action

On July 8, 2020, Hologic again sued the Company alleging willful infringement of one of the same patents as in the First Action, the ’348 patent, in the U.S. District Court for the District of Delaware. Hologic accused the Company’s newer EAS Handpiece of infringing the patent for the approximately five-month period before that patent expired on November 19, 2018. The Company has answered, denying infringement and willfulness. Due to COVID-19 and the on-going appeal of the First Hologic Action at the time, the case was stayed twice. In late 2022, the court lifted the stay and has scheduled trial for August 21, 2023.

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

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Court of Appeals for the Federal Circuit. Briefing was completed and oral argument in the matter was held on October 3, 2022. On February 14, 2023 a three judge panel upheld the lower court’s ruling and denied the Company’s request for a hearing. The Company has decided not to pursue this claim further.

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

As of March 10, 2023, there were approximately 119 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.

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

None.

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

We utilize contract manufacturers for a significant portion of our products. This includes all of our controllers and significant subcomponents of our disposable devices. BSC manufactured the Genesys HTA and its ProCerva procedure set at its facility. In connection with the BSC product acquisition, we entered into a supply agreement with BSC relating to the Genesys HTA system and certain of its components. Pursuant to the supply agreement, BSC supplied us with systems and procedure sets until we had successfully transferred manufacturing to a third-party manufacturer, which occurred in 2022. The Symphion and Resectr products were previously manufactured for BSC by various third-party manufacturers. We continued to rely on the same manufacturers to supply us with these products and we have assumed those relationships directly.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of December 31, 2022, our commercial team consisted of approximately 89 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

In 2022, we generated revenue of $50.3 million, with a gross margin of 54.2% and a net loss of $34.1 million compared to revenue of $52.1 million, with a gross margin of 58.6% and a net loss of $21.5 million in 2021.

As of December 31, 2022, we had an accumulated deficit of $283.7 million, cash and cash equivalents of $6.9 million and $40.0 million principal outstanding under the CIBC Agreement before debt discount, exit fees and issuance cost.

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

\ We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

The Company continued to experience a lower than expected revenue in the twelve months ended December 31, 2022, a trend that continued from the prior year's comparable period. While reinstated hospital and ASCs closures for elective procedures due to COVID-19 have been lifted in the first half of 2022, a nationwide staffing shortage in the hospital work environment resulted in a negative impact on the numbers of ablation procedures scheduled in 2022.

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

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. Nearly 100% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents less than 1% of revenue. Further, 98.1% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

Sales and marketing

We have made significant investments in building our commercial field organization and intend to make significant investments in sales and marketing activities in the future. Sales and marketing expense consist primarily of payroll and personnel-related costs for our sales and marketing personnel, including sales variable compensation, stock-based compensation expense, travel expenses, consulting, direct marketing, customer education, trade shows, and promotional expenses. Sales and marketing expense also includes expenses related to the amortization of the value of customer relationships acquired from BSC.

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

Other income and expenses

Other income and expenses had primarily consisted of changes in the fair value of derivative liabilities and redeemable convertible preferred stock warrant liability and gain/loss in loan extinguishment of debt. Upon exercise or expiration of the warrants, the final fair value of the warrant liability was reclassified to stockholders’ equity and we will no longer record any related periodic fair value adjustment. Upon the resolution in 2021 of the derivative liabilities and the conversion of the convertible notes, no further changes in fair value were recognized during 2022 in the statements of operations.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentage figures):

	For the Year Ended December 31,
	2022	2021	Change	% Change
Revenue	$50,294	$52,103	$(1,809)	(3.5%)
Cost of goods sold	23,052	21,580	1,472	6.8%
Gross profit	27,242	30,523	(3,281)	(10.7%)
Operating expenses
Sales and marketing	38,328	32,193	6,135	19.1%
General and administrative	14,370	22,183	(7,813)	(35.2)%
Research and development	5,443	5,292	151	2.9%
Total operating expenses	58,141	59,668	(1,527)	(2.6%)
Loss from operations	(30,899)	(29,145)	(1,754)	(6.0%)
Interest income	89	10	79	(790.0%)
Interest expense	(3,222)	(11,728)	8,506	72.5%
Change in fair value of derivative liabilities	—	38,007	(38,007)	(100.0%)
Loss on extinguishment of convertible notes	—	(21,295)	21,295	(100.0%)
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0)%
Other expense, net	(69)	(340)	271	79.7%
Net loss before income taxes	(34,101)	(21,455)	(12,646)	(58.9%)
Income tax expense	(11)	(9)	(2)	(22.2%)
Net loss	$(34,112)	$(21,464)	$(12,648)	(58.9%)

Revenue

Revenue decreased by $1.8 million, or 3.5%, to $50.3 million in 2022, compared to $52.1 million in 2021. The decrease in revenue was primarily attributable to the decrease in volume of Minerva ES and Genesys HTA products, partially offset by increased Symphion product revenue.

For 2022 and 2021, sales of Minerva ES contributed 45.9% and 46.8% of revenue, respectively; sales of the Genesys HTA contributed 29.3% and 31.6% of revenue, respectively; sales of Symphion contributed 24.1% and 20.6% of revenue, respectively; and sales of other products and warranties contributed 0.7% and 1.0% of revenue, respectively.

Revenue was significantly impacted in 2021 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic. This trend continued in 2022 due to ongoing hospital constraints on elective surgeries and negatively impacted revenue during 2022. Additionally, recent inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue in 2022 compared to the prior year period.

Cost of goods sold

Cost of goods sold increased by $1.5 million, or 6.8%, to $23.1 million in 2022, compared to $21.6 million in 2021. This result is due to growth in the sales volume of our Symphion products, as well as an increase in controller amortization expenses due to an increase in our installed base of controllers, partially offset by a reduction in sales volume and resulting material costs in Minerva ES and Genesys HTA products during the comparable periods.

Gross margin

Our gross margin decreased from 58.6% in 2021 to 54.2% in 2022. The decrease in gross margin was primarily due to a shift in products sold towards Symphion products, which contributes to a lower gross margin compared to Minerva ES and Genesys HTA products. Further, fixed overhead costs spread over a smaller base of product revenue resulting in a negative impact on the gross margin.

Sales and marketing expenses

Sales and marketing expenses increased by $6.1 million, or 19.1%, to $38.3 million in 2022 compared to $32.2 million in 2021. The increase was primarily due to growth in our sales force and related personnel and travel costs, increased marketing costs due to various new marketing initiatives pursued in 2022, as well as higher consulting and other services.

General and administrative expenses

General and administrative expenses decreased by $7.8 million, or 35.2%, to $14.4 million in 2022, compared to $22.2 million in 2021. The decrease was primarily due to $9.1 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone which was not met in 2022, and thus no additional amounts are owed to BSC based on actual sales data and current forecast, a net $2.9 million decrease in legal expenses and contingent legal accruals in connection with our patent infringement lawsuit with Hologic and other corporate matters and lower consulting and accounting expenses, partially offset by an increase in D&O insurance expenses of $2.3 million, and an increase in compensation and personnel related expenses primarily due to higher headcount and wages amounting to $2.0 million in the aggregate.

Research and development expenses

Research and development expenses increased by $0.2 million, or 2.9%, to $5.4 million in 2022, compared to $5.3 million in 2021. Expenses were essentially flat as increased costs associated with ongoing research and development activities were mostly offset by a decrease in compensation and personnel related expenses.

Interest expense and income

Interest expense decreased by $8.5 million, or 72.5%, to $3.2 million in 2022, compared to $11.7 million in 2021, primarily due to conversion of the promissory notes in conjunction with the IPO and the lower interest rate of the CIBC loan compared to the prior loan that was repaid in 2021.

Other income and expenses

	For the Year Ended December 31,
(in thousands, except percentage figures)	2022	2021	Change	% Change
Change in fair value of derivative liabilities	$—	$38,007	$(38,007)	(100.0%)
Loss on extinguishment of convertible notes	—	(21,295)	21,295	100.0%
Gain on extinguishment of PPP loan	—	3,036	(3,036)	(100.0%)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(535)	535	100.0%
Other income (expense), net	(69)	195	(264)	(135.4)%
Total	$(69)	$19,408	$(19,477)	(100.4)%

Changes in fair value of derivative liabilities in 2021 resulted from the conversion of the convertible notes in the fourth quarter of 2021. During 2021, the fair value of the single derivative liability was determined to be zero primarily due to management’s view on the key assumptions that changed the probabilities of a qualified financing, change of control and non-qualified financing which resulted in the derecognition of fair value of derivative liabilities of $38.0 million.

Loss on extinguishment of convertible notes relates to the amendment of the 2018 Note Agreements and the 2019 Note Agreements and was accounted for as a debt extinguishment, which resulted in a $21.3 million loss on extinguishment in other expenses for the year ended December 31, 2021.

Gain on extinguishment of PPP loan of $3.0 million recognized during 2021 was due to the PPP loan's principal and interest being forgiven in June 2021.

Change in fair value of redeemable convertible preferred stock warrant liability of $0.5 million was recognized during 2021 due to their conversion to common stock warrants in October 2021.

Non-GAAP financial measures

Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA and Adjusted EBITDA are key performance measures that our management uses to assess our financial performance and are also used for internal planning and forecasting purposes. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because they provide a comparable overview of our operations across historical periods. In addition, we believe that providing EBITDA and Adjusted EBITDA, together with a reconciliation of net loss to each such measure, helps investors make comparisons between the Company and other companies that may have different capital structures, different tax rates, and/or different forms of employee compensation.

EBITDA and Adjusted EBITDA are used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of EBITDA and Adjusted EBITDA help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or income from continuing operations. EBITDA and Adjusted EBITDA have inherent limitations because of the excluded items, and may not be directly comparable to similarly titled metrics used by other companies.

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, interest (income) expense, net and income tax expense. We calculate Adjusted EBITDA by further excluding stock-based compensation expenses, loss on extinguishment of long-term debt and convertible notes, gain on extinguishment of PPP loan, change in fair value of redeemable convertible preferred stock warrant liability, change in fair value of contingent consideration liability and change in fair value of derivative liabilities. EBITDA margin represents EBITDA as a percentage of Revenues. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Revenues. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, other measures of profitability under U.S. GAAP.

The following table provides a reconciliation of these non-GAAP metrics to net loss, which is the nearest GAAP number:

	Years Ended December 31,
(in thousands, except percentage figures)	2022	2021

Net loss	$(34,112)	$(21,464)
Depreciation and amortization	10,806	10,620
Interest (income) expense, net	3,133	11,718
Income tax expense	11	9
EBITDA	(20,162)	883
EBITDA margin	(40.1%)	1.7%
Adjustments:
Loss on extinguishment of convertible notes	—	21,295
Gain on extinguishment of PPP loan	—	(3,036)
Stock-based compensation expense	6,978	6,817
Change in fair value of redeemable convertible preferred stock warrant liability	—	328
Change in fair value of contingent consideration liability	(9,094)	427
Change in fair value of derivative liabilities	—	(38,007)
Adjusted EBITDA	$(22,278)	$(11,293)
Adjusted EBITDA margin	(44.3%)	(21.7%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of December 31, 2022, we had an accumulated deficit of $283.7 million, cash and cash equivalents of $6.9 million and a $40.0 million outstanding loan under the CIBC Agreement before debt discount and issuance cost. We incurred a net loss of $34.1 million during the year ended December 31, 2022.

On December 27, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with Accelmed Partners II L.P. (“Accelmed”) and New Enterprise Associates 13, L.P. (each, a “Purchaser,” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 146,627,565 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.2046 per Share, which represented a 25% premium to the trailing five-day volume-weighted average price of the Company’s common stock on December 23, 2022. On February 9, 2023, the Private Placement closed, and the Company issued the Shares to the Purchasers, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses of $3.2 million.

We prepared an internal forecast that includes alternatives to refinance our outstanding term loan and to potentially raise additional capital as needed over the next twelve months. As discussed above, on February 9, 2023, the Company closed the Private Placement, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses payable by the Company. Under the current terms of the outstanding term loan, we will begin repaying the principal balance starting in November 2023, the end of the interest only period. Should we fail to either refinance the CIBC Agreement or raise additional capital, the latest forecast represents the possibility that our cash and cash equivalents are not sufficient to fund our operations within the next twelve months.

As of December 31, 2022, we were in compliance with the financial covenants required by our CIBC Agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements. The presence of these conditions, individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is considering raising additional capital through debt, equity or a combination financing in the future. However, such additional financings may not be available to us on acceptable terms, or at all. If we are unable obtain adequate financing on acceptable terms, we may terminate or delay the development of one or more of our products, delay sales and marketing efforts or other activities necessary to commercialize our products or modify our operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact our ability to achieve our intended business objectives. While we believe our plans will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

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

Future funding requirements

We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs, plus incur additional expenses to expand our commercial organization and efforts. We expect to incur additional ongoing costs associated with operating as a public company.

As of December 31, 2022, we had cash and cash equivalents of $6.9 million. On February 9, 2023, the Company closed the Private Placement, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses payable by the Company. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(35,567)	$(22,379)
Investing activities	(73)	(584)
Financing activities	(4,964)	46,212
Net (decrease) increase in cash and cash equivalents	$(40,604)	$23,249

Cash flows used in operating activities

Net cash used in operating activities was $35.6 million in 2022, primarily attributable to a net loss of $34.1 million and a net change in our net operating assets and liabilities of $11.1 million, partially offset by non-cash charges of $9.6 million. Non-cash charges primarily consist of $10.8 million in depreciation and amortization, $7.0 million in stock-based compensation expense and $0.6 million in non-cash lease expense, partially offset by $9.1 million change in the contingent consideration liability associated with the BSC product revenue milestone. The change in net operating assets and liabilities was primarily due to $4.0 million increase in inventory due to strategic purchases of inventory, $0.7 million increase in other assets, $5.6 million decrease in accounts payable and accrued liabilities, and $0.8 million decrease in operating lease liability, partially offset by a $0.2 million increase in accrued compensation.

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

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million in 2022, used to purchase property and equipment.

Net cash used in investing activities was $0.6 million in 2021, which was mainly used to purchase property and equipment.

Cash flows provided by financing activities

Net cash used in financing activities was $5.0 million in 2022, which primarily relates to $5.0 million payment of contingent consideration.

Net cash provided by financing activities was $46.2 million for 2021, which primarily relates to $69.8 million proceeds from our IPO, net of underwriting discount and commission, $39.0 million proceeds from issuance of convertible notes and lending under term loans, net of lender fees and costs, success fee and debt fees, partially offset by $35.4 million related to the Ares loan repayment and $25.0 million payment of delayed purchase obligation and Development Milestone.

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

Revenue is recognized when the customer obtains controls of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606), we perform the following five steps as prescribed by ASC 606:

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

Derivative instruments

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under the Ares Agreement, upon the occurrence of specified prepayment trigger events, including a default or a change in control, we may have been required to make mandatory prepayments of the borrowings. The prepayment premium was considered an embedded derivative, as the holder of the loan may exercise the option to require prepayment by us. The mandatory prepayment derivative liability was recorded at fair value upon entering into the Ares Agreement and was subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the prior year statements of operations. See Note 7, “Debt” to our financial statements for further information.

The convertible notes contained embedded features, including a Qualified Financing put, Non-Qualified Financing put, and change of control put features that were bifurcated and accounted as derivative liabilities and recorded as a debt discount in 2018, 2019, and 2020 at each issue date. Debt discount was reported as a direct deduction to the carrying amount of the convertible notes and amortized using the effective interest rate over the life of convertible notes as interest expense. The embedded derivative features was recorded at fair value upon entering into the convertible notes and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair values recognized in the statements of operations. See Note 7, “Debt” to our financial statements for further information.

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

Recent accounting pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Emerging growth company status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (EGC) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Minerva Surgical, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Surgical, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Notes 2, 3, and 8 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

San Francisco, California

March 22, 2023

Minerva Surgical, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,942	$40,608
Restricted cash, current	604	7,283
Accounts receivable, net	7,244	7,292
Inventory	16,850	15,682
Prepaid expenses and other current assets	4,479	4,139
Total current assets	36,119	75,004
Restricted cash, net of current portion	265	524
Intangible assets, net	26,778	34,970
Property and equipment, net	5,042	4,594
Operating lease right-of-use asset	270	—
Other non-current assets	426	—
Total assets	$68,900	$115,092
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,804	$3,629
Accrued compensation	3,701	3,518
Accrued liabilities	5,524	10,662
Contingent consideration liability, current	—	5,000
Operating lease liability	355	—
Current portion of long-term debt	1,894	—
Total current liabilities	14,278	22,809
Long-term debt	37,441	39,085
Contingent consideration liability, net of current portion	—	9,094
Total liabilities	51,719	70,988
Commitments and contingencies (Note 8)
Stockholders` equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 29,816,161 shares and 28,822,283 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29	28
Additional paid-in capital	300,809	293,621
Accumulated other comprehensive income	11	11
Accumulated deficit	(283,668)	(249,556)
Total stockholders’ equity	17,181	44,104
Total liabilities and stockholders’ equity	$68,900	$115,092

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenues	$50,294	$52,103
Cost of goods sold	23,052	21,580
Gross profit	27,242	30,523
Operating expenses
Sales and marketing	38,328	32,193
General and administrative	14,370	22,183
Research and development	5,443	5,292
Total operating expenses	58,141	59,668
Loss from operations	(30,899)	(29,145)
Interest income	89	10
Interest expense (includes $nil and $4.5 million to related parties in years ended December 31, 2022 and 2021, respectively)	(3,222)	(11,728)
Change in fair value of derivative liabilities	-	38,007
Loss on extinguishment of convertible notes	-	(21,295)
Gain on extinguishment of PPP loan	-	3,036
Other expense, net	(69)	(340)
Net loss before income taxes	(34,101)	(21,455)
Income tax expense	(11)	(9)
Net loss	$(34,112)	$(21,464)
Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(3.06)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,808,445	7,012,226

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2020	12,397,838	$123,255	1,192,299	$1	$6,269	$11	$(228,092)	$(221,811)
Conversion of Series D redeemable convertible preferred stock warrants into common stock warrants upon initial public offering	—	—	—	—	370	—	—	370
Conversion of Series D redeemable convertible preferred stock into common stock upon initial public offering	(12,397,838)	(123,255)	12,397,838	12	123,243	—	—	123,255
Conversion of 2018, 2019 and 2020 Notes into common stock upon initial public offering	—	—	7,006,228	7	89,296	—	—	89,303
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $8,414	—	—	6,250,000	6	66,579	—	—	66,585
Issuance of common stock upon exercise of stock options	—	—	1,612,363	2	973	—	—	975
Issuance of common stock upon early exercise of stock options	—	—	363,555	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	74	—	—	74
Stock-based compensation expense	—	—	—	—	6,817	—	—	6,817
Net loss	—	—	—	—	—	—	(21,464)	(21,464)
Balances, December 31, 2021	—	—	28,822,283	28	293,621	11	(249,556)	44,104
Issuance of common stock upon release of RSUs	—	—	535,122	1	—	—	—	1
Issuance of common stock upon exercise of stock options	—	—	57,654	—	35	—	—	35
ESPP purchase	—	—	401,102	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	175	—	—	175
Stock-based compensation expense	—	—	—	—	6,978	—	—	6,978
Net loss	—	—	—	—	—	—	(34,112)	(34,112)
Balances, December 31, 2022	—	$—	29,816,161	$29	$300,809	$11	$(283,668)	$17,181

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(34,112)	$(21,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	250	3,348
Non-cash interest expense from long-term debt and convertible notes	—	5,842
Loss on extinguishment of convertible notes	—	21,295
Depreciation and amortization	10,806	10,620
Non-cash lease expense	624	—
Gain on extinguishment of PPP loan	—	(3,036)
Stock-based compensation expense	6,978	6,817
Change in fair value of redeemable convertible preferred stock warrant liability	—	328
Change in fair value of contingent consideration liability	(9,094)	427
Change in fair value of derivative liabilities	—	(38,007)
Property and equipment write-downs/disposals	34	—
Net changes in operating assets and liabilities:
Accounts receivable, net	48	1,087
Inventory	(4,135)	(9,072)
Prepaid expenses and other current assets	(340)	(5,025)
Other non-current assets	(426)	—
Accounts payable	(881)	3,300
Accrued liabilities	(4,686)	532
Accrued compensation	183	629
Operating lease liability	(816)	—
Net cash used in operating activities	(35,567)	(22,379)
Cash Flows From Investing Activities:
Purchase of property and equipment	(73)	(584)
Net cash used in investing activities	(73)	(584)
Cash Flows From Financing Activities:
Payment of contingent consideration	(5,000)	—
Proceeds from issuance of common stock	36	975
Proceeds from issuance of convertible notes and borrowing under term loans, net of payment of lender fees and costs	—	39,531
Proceeds from initial public offering, net of underwriting discount and commission	—	69,750
Payment of delayed purchase obligation and Development Milestone	—	(25,000)
Payment of debt fees	—	(103)
Payment of success fee	—	(400)
Repayment of term loan	—	(35,376)
Payment of deferred offering costs	—	(3,165)
Net cash (used in) provided by financing activities	(4,964)	46,212
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,604)	23,249
Cash, cash equivalents and restricted cash at the beginning of the period	48,415	25,166
Cash, cash equivalents and restricted cash at the end of the period	$7,811	$48,415
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$6,942	$40,608
Restricted cash	869	7,807
Cash, cash equivalents and restricted cash in balance sheets	$7,811	$48,415
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,808	$2,318
Cash paid for income taxes	$11	$18
Supplemental Disclosure of Non-cash Items:
Forgiveness of PPP loan	$—	$(3,036)
Vesting of early exercised stock options	$175	$74
Net reclassification of inventory to property and equipment for customer usage agreements	$2,967	$3,598
Right of use asset acquired under operating lease on the adoption of ASC 842	$894	$—

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

Liquidity

In accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

The Company incurred a net loss of $34.1 million during 2022 and had an accumulated deficit of $283.7 million as of December 31, 2022. The Company had cash and cash equivalents of $6.9 million as of December 31, 2022.

The Company prepared an internal forecast that includes alternatives to refinance its outstanding term loan and to potentially raise additional capital as needed over the next twelve months. Under the current terms of the outstanding term loan, the Company will be required to begin repaying the principal balance starting November 2023, the end of the interest only period. Should the Company fail to refinance the CIBC Agreement or raise additional capital, the latest forecast represents the possibility that its cash and cash equivalents will not be sufficient to fund the Company's operations within the next twelve months.

As of December 31, 2022, the Company was in compliance with the financial covenants required by its Loan and Security Agreement with Canadian Imperial Bank of Commerce (the CIBC Agreement). However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months.

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

The Company is considering raising additional capital through debt, equity or a combination financing in the future. However, such additional financings may not be available on acceptable terms, or at all. If the Company is unable obtain adequate financing on acceptable terms, it may terminate or delay the development of one or more of its products, delay sales and marketing efforts or other activities necessary to commercialize its products or modify its operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact its ability to achieve its intended business objectives. While the Company believes its plans will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control and cannot be assessed as being probable of occurring.

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

The Company continued to experience a slower than expected revenue growth in the twelve months ended December 31, 2022, a trend that continued from the second half of 2021. While reinstated hospital and ASCs closures for elective procedures due to COVID-19 have been lifted in most hospitals and ASCs in the year ended December 31, 2022, macroeconomic factors have continued to contribute to a negative impact on the number of ablation procedures scheduled during that time.

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

The Company is continuing to monitor the impact of the residual effects of the pandemic and its after effects on the Company's employees and customers and on the markets in which it operates and will take further actions that the Company considers prudent to address the COVID-19 pandemic and its after effects, while ensuring that the Company can support its customers and continue to develop its products.

The ultimate extent of the impact of the COVID-19 pandemic on us is highly uncertain and subject to change. This impact may result in a material, adverse impact on liquidity, capital resources, supply chain, operations, revenue and may affect third parties on which the Company relies, and could worsen over time. The extent of any potential resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of mutations of COVID-19 is unpredictable.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (GAAP).

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported totals for assets and liabilities, stockholders’ equity, cash flows, or net loss.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ACS and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of December 31, 2022 and 2021, and for the years then ended, no customer accounted for more than 10% of accounts receivable or revenue.

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

Restricted cash

As of December 31, 2022 and 2021, cash of $0.9 million and $7.8 million, respectively, was restricted from withdrawal. Restricted cash consists of collateral for letters of credit issued in connection with litigation, real estate leases, and corporate credit cards (See Note 8).

Accounts receivable and allowances

Accounts receivable are generally from hospitals and ASCs and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic-related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when the Company deems individual balances are no longer collectible. As of December 31, 2022 and 2021, accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million and $0.5 million, respectively. For the years ended December 31, 2022 and 2021, the Company recorded a provision for bad debts of $0.3 million and $0.2 million, respectively.

Inventory

Inventory consist primarily of disposable devices, controllers, and components as raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using standard cost based on the first-in, first-out method (FIFO) for all inventories. The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment are required. The Company evaluates the related commercial mix of finished goods and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory and records a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provision for excess, expired, and obsolete inventory in the future. For the years ended December 31, 2022 and 2021, the Company recorded a provision for excess or obsolete inventory of $0.2 million and none, respectively.

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

Intangible assets

Intangible assets arising from business combinations, such as trademarks, customer relationships and developed technology, are initially recorded at estimated fair value. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions.

The useful lives of the major intangible asset classes are as follows (in years):

Developed technology	10
Customer relationships	3
Trademarks	6.5

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

The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and trademarks. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trademarks represent acquired company and product names.

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

Transaction costs and restructuring costs associated with a business combination are expensed as incurred. There have been no business combinations during the years ended December 31, 2022 and 2021.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There has been no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

Leases

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

Redeemable convertible preferred stock warrants and common stock warrants

Freestanding preferred stock warrants are accounted for in accordance with FASB Accounting Standards update (ASU) Topic 480, Distinguishing Liabilities from Equity (ASC 480) and classified as liabilities on the balance sheet because the underlying preferred stock shares are redeemable upon occurrence of a deemed liquidation event.

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

Derivative liabilities

In connection with execution of the CIBC Agreement, the Company entered into a separate Success Fee Agreement with CIBC (see Note 7). In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a Liquidity Event), before the termination of the agreement, the Company agreed to pay a fee to CIBC equal to $0.4 million (Success Fee). This agreement has been identified as a freestanding derivative and is subject to remeasurement to its fair value at each reporting date or repayment or expiration, with any changes in fair values recognized in the statements of operations. In connection with the IPO, the derivative liability was settled upon the Company paying the Success Fee of $0.4 million to CIBC pursuant to the Success Fee Agreement.

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

In accordance with ASC Topic 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps:

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

Assuming all other revenue recognition criteria are met, revenue is recognized when control of the Company’s products transfers to the customer. For sales where the Company’s sales representative hand delivers products directly to the hospital or ASCs, control transfers to the customer upon such delivery. For sales where products are shipped, control is transferred either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. The Company recognizes revenue that has been allocated to free leased controllers concurrent with the sale of disposable devices as the lease is cancellable by either party with 30 days’ notice. The amounts allocated to leased controllers are insignificant. As permitted under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Extended warranty arrangements are recognized ratably over the extended warranty period. For the years ended December 31, 2022 and 2021, warranty revenue was $nil and $0.1 million, respectively, and considered insignificant.

The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which is $0.2 million as of December 31, 2022. Deferred revenue as of December 31, 2021 was $0.1 million, which was recognized as revenue in 2022.

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

Product warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. Costs to perform warranty obligations were less than $0.1 million for the years ended December 31, 2022 and 2021.

Advertising costs

Expenses related to advertising of products are charged to sales and marketing expense as incurred. During the year ended December 31, 2022, the Company incurred $0.5 million in advertising expenses. The Company did not have any material advertising expenses during the year ended December 31, 2021.

Contingencies and Litigation

The Company may be subject to lawsuits, investigations, and other claims related to employment, commercial, and other matters that arise out of operations in the normal course of business. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense.

Stock-based compensation

We have granted stock-based awards, consisting of stock options and restricted stock units, to employees and certain non-employee consultants and certain members of our board of directors.

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

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for the years ended December 31, 2022 and 2021, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

3. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective approach with a cumulative effect adjustment to the accumulated deficit at the beginning of the period of adoption. The Company elected the transition practical expedient package, including (1) to not reassess whether any expired or existing contract are or contain leases; (2) to maintain existing lease classifications for expired or existing leases; and (3) to not reassess whether previously capitalized initial direct costs qualify for capitalization under Topic ASC 842. Upon adoption of ASC 842, the Company recognized a right of use (ROU) asset of $0.9 million and an operating lease liability of $1.2 million and derecognized deferred rent of $0.3 million related to the operating leases on the balance sheets as of January 1, 2022 with no impact to the statements of operations, statements of redeemable convertible preferred stock and stockholder’s equity or statements of cash flows. The additional disclosures required by the new standard have been included in Note 8, Commitments and Contingencies.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard effective January 1, 2023 and is currently evaluating the impact on the Company’s financial statements and related disclosures.

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

4. Revenue

Disaggregation of revenue

The Company disaggregates revenue from customers with contracts into four product categories: Minerva ES, Genesys HTA, Symphion and Other (in percentages):

	Years Ended December 31,
	2022	2021
Minerva ES	45.9%	46.8%
Genesys HTA	29.3%	31.6%
Symphion	24.1%	20.6%
Other	0.7%	1.0%
	100%	100%

For the years ended December 31, 2022 and 2021, 99.9% and 99.0% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment sales. Sale of extended warranties on capital equipment represents less than 1.0% of the Company’s revenue. In addition, for the years ended December 31, 2022 and 2021, 98.1% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$7,244	$7,292
Contract liability—current (see Note 6)	$339	$206

Contract liabilities as of December 31, 2020 were $0.2 million. During the years ended December 31, 2022 and 2021, the Company recognized revenues of $0.1 million and $0.2 million, respectively, which were included in the contract liabilities at the beginning of the year.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—Financial assets held by the Company measured at fair value on a recurring basis include money market funds which are classified as Level 1 within the fair value hierarchy as the inputs used to measure fair value are quoted prices in active markets for identical assets. Derivative liabilities, contingent consideration liability and redeemable convertible preferred stock warrant liabilities were remeasured at fair value as of each reporting period (See Notes 8 and 11).

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Fair value of assets and liabilities

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,149	$—	$—	$3,149
Total financial assets	$3,149	$—	$—	$3,149

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,522	$—	$—	$38,522
Total financial assets	$38,522	$—	$—	$38,522
Liability:
Contingent consideration liability	$—	$—	$14,094	$14,094
Total financial liabilities	$—	$—	$14,094	$14,094

The redeemable convertible preferred stock warrant liability that was outstanding prior to the IPO was classified within Level 3 of the fair value hierarchy because it is valued using the Black-Scholes pricing model, which requires subjective unobservable inputs (See Note 11).

Contingent consideration related to the BSC development and revenue milestones was initially recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using a Monte Carlo simulation, and is subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in general and administrative expense, in the statements of operations.

The fair value of the mandatory prepayment derivative liability in 2021, as a result of a change in control, was calculated using the “with and without” methodology at loan issuance. The “with and without” methodology involves valuing the term loan on an as-is basis and then valuing the term loan without the embedded derivatives. The difference between the value of the term loan with the embedded derivatives and the value without each individual embedded derivative equals the fair value of the embedded derivative. On the subsequent dates, the Company used an income approach to value the term loan derivative liabilities, where the proceeds to the lenders were estimated, adjusted by the opportunity cost of the lenders for foregoing the debt portion of the instrument. Upon repayment of the Ares Loan in October 2021, the mandatory prepayment derivative liability had no value, because the Company assessed the probability of change in control event to be zero after the IPO (See Note 7).

The Company valued the convertible notes derivative liabilities using the income approach, where the proceeds to the convertible noteholders were estimated under different future scenarios, adjusted by the opportunity cost of the convertible noteholders for foregoing the debt portion of the instrument. Each outcome was probability-weighted based on future estimates. The convertible notes derivative liabilities were determined using assumptions for expected exit date and discount rate.

Upon the closing of the IPO in October 2021, the 2018, 2019, and 2020 Notes converted into Series D redeemable convertible preferred stock pursuant to automatic conversion feature of the convertible notes (See Note 7). Due to the conversion of the 2018, 2019, and 2020 Notes, the associated derivative liabilities were revalued and extinguished with the change in fair value recorded as other income in the Company’s statement of operations.

The change in fair value of the redeemable convertible preferred stock warrant liability, derivative liabilities and contingent consideration liability are summarized below (in thousands)

	Redeemable convertible preferred stock warrant liability	Derivative liabilities	Contingent consideration liability
Beginning fair value, December 31, 2020	$42	$38,007	$23,667
Change in fair value	328	(38,007)	427
Payment of Development Milestone	-	-	(10,000)
Conversion into common stock warrant	(370)	-	-
Ending fair value, December 31, 2021	-	-	14,094
Payment	-	-	(5,000)
Change in fair value	-	-	(9,094)
Ending fair value, December 31, 2022	$-	$-	$-

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Cash	$3,793	$2,086
Cash equivalents:
Money market funds	3,149	38,522
Total cash and cash equivalents	$6,942	$40,608

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Finished goods	$7,142	$9,495
Component materials	9,708	6,187
Total inventory	$16,850	$15,682

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid expenses	$2,164	$1,264
Prepaid insurance	1,560	2,726
Other current assets	755	149
Total prepaid expenses and other current assets	$4,479	$4,139

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		December 31,	December 31,
	Useful life (years)	2022	2021
Computers and software	2	$343	$730
Machinery and equipment	3	664	997
Furniture and fixtures	7	48	48
Tools and dies	2	900	941
Construction in progress	—	131	428
Equipment under customer usage agreements	3	13,226	10,612
Leasehold improvements	Lesser of useful life or lease term	155	155
		15,467	13,911
Less: accumulated depreciation and amortization		(10,425)	(9,317)
Property and equipment, net		$5,042	$4,594

Depreciation and amortization expense on property and equipment was $2.6 million and $2.4 million, for the years ended December 31, 2022 and 2021, respectively. Of this amount, $2.3 million and $2.1 million, for the years ended December 31, 2022 and 2021, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold.

Intangible assets, net

Intangible asset, net consist of the following (in thousands):

		December 31, 2022
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.9	$3,969	$(1,603)	$2,366
Developed technology	0.4	30,819	(8,090)	22,729
Customer relationships	7.4	13,466	(11,783)	1,683
Other intangible assets	—	—	—	—
Total intangible assets		$48,254	$(21,476)	$26,778

		December 31, 2021
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	4.9	$3,969	$(992)	$2,977
Developed technology	1.4	30,819	(5,008)	25,811
Customer relationships	8.4	13,466	(7,294)	6,172
Other intangible assets	—	10	—	10
Total intangible assets		$48,264	$(13,294)	$34,970

Amortization expense on intangible assets was $8.2 million for the years ended December 31, 2022 and 2021.

The weighted average amortization period for intangible assets was 6.7 years as of December 31, 2022. Future amortization expense of intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$5,376
2024	3,693
2025	3,693
2026	3,614
2027	3,082
Thereafter	7,320
Total	$26,778

Accrued compensation

Accrued compensation consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued vacation	$1,559	$1,469
Accrued bonuses	1,248	1,307
Accrued commissions	730	665
Other accrued personnel related expenses	164	77
Total accrued compensation	$3,701	$3,518

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrual for litigation	$2,000	$7,203
Accrued professional fees	643	974
Accrued sales and use taxes	271	657
Deferred rent	—	277
Accrual for inventory in transit	663	119
Contract liability	339	206
Accrued interest expense	321	189
Others	1,287	1,037
Total accrued liabilities	$5,524	$10,662

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

Borrowings under the Ares Agreement, including the Ares Loan, bear interest at either the ABR plus 8.5% per annum or the Eurodollar Rate plus 9.5% per annum, as applicable. The ABR equals the greatest of (a) 3.0%, (b) the prime rate, (c) the federal funds rate plus 0.5% and (d) the three-month Eurodollar Rate plus 1.0%. The Eurodollar Rate equals the greater of (a) 2.0% and (b) the rate per annum appearing on Bloomberg Professional Service Page BBAM1 offered rate for deposits in U.S. dollars at approximately two business days prior to the first day of such interest period for a three (3) month term; multiplied by the Statutory Reserve Rate. The Statutory Reserve Rate is based on a fraction, the numerator of which is the number one and the denominator of which is the number one minus the applicable reserve percentage for that day. Payments of interest under Ares Loan are to be made quarterly commencing on March 31, 2020. Through December 31, 2021, the Company had the option to pay all accrued interest in cash or by paying up to 50.0% of accrued interest in kind (PIK interest) by increasing the principal amount of Ares Loan. On each payment date through June 30, 2021, the Company elected the PIK option, issuing PIK notes totaling $2.9 million. For three months ended September 30, 2021, the Company did not use PIK option and paid all interest in cash. As of October 8, 2021 (repayment date) the Ares Loan had an annual effective interest rate of 24.9% per annum.

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

During the year ended December 31, 2021, the Company recorded interest expense of $4.9 million, which includes interest expense related to the accretion of debt discount, debt issuance costs and exit fee of the Ares Loan of $2.0 million. As of December 31, 2021, the estimated fair value of the aggregate outstanding derivative instrument associated with the Ares Loan was zero.

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

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of December 31, 2022 and 2021, the CIBC Loan had an annual effective interest rate of 11.38% and 6.72% per annum, respectively.

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

The CIBC Agreement contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, bankruptcy, and insolvency events with respect to the Company, and material judgments. Upon the occurrence and during the continuance of an event of default, CIBC may accelerate the Company’s obligations under the CIBC Agreement, increase the applicable interest rate by 5.0% and exercise other remedies provided for under the CIBC Agreement and applicable law.

The CIBC Loan consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(665)	(915)
Accrued interest	321	189
Term loan	$39,656	$39,274

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the year ended December 31, 2022 the Company recorded interest expense of $3.2 million, which includes interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.3 million.

As of December 31, 2022, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2023	$6,467
2024	16,163
2025	14,864
2026	12,478
Total	49,972
Less: unamortized debt discounts and issuance costs	(665)
Less: interest	(9,651)
Term loan	$39,656

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

The convertible notes contained embedded features – a qualified financing put, non-qualified financing put, and change of control put features that were bifurcated and accounted as derivative liabilities and recorded as debt discount. Debt discount is reported as a direct deduction to the carrying amount of the convertible notes and amortized using the effective interest rate over the life of the convertible notes as interest expense. The embedded derivative features are recorded at fair value upon entering into the note purchase agreements and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair values recognized in the statements of operations. During the year ended December 31, 2021, the Company reported amortization of debt premium and discount of $1.3 million and interest expense of $6.3 million on the 2018, 2019 and 2020 Notes, and the Convertible Notes had an annual effective interest rate ranging from 5.0% to 6.2% per annum.

8. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, and manufacturing and distribution centers occupying an approximately 33,000 square foot facility located in Santa Clara, CA and are subject to a non-cancellable operating lease that terminates on May 31, 2023. The Company adopted ASC 842 and the related amendments on January 1, 2022.

On July 29, 2022, the Company entered into a new non-cancellable operating lease arrangement for its current facility commencing on June 1, 2023 and will expire on May 31, 2028 and contains monthly base rent payments of $88,341 that increase annually by 3% over the term of the lease. In addition to the base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the new lease. The Company established a letter of credit for $0.3 million as collateral for its new lease in favor of the new lessor which was recorded as restricted cash on the balance sheet as of December 31, 2022.

The following table contains future minimum rental obligation required under the existing non-cancellable lease on December 31, 2021 under ASC 840 (in thousands):

2022	$846
2023	358
Total minimum lease payments	$1,204

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2022:

For Year Ended December 31, 2022
Lease Cost	(in thousands)
Operating lease cost	$653
Variable lease cost	225
Total lease cost	$878
Other Information
Operating cash flows used for lease liabilities	$846
Right of use asset acquired under operating lease on the adoption of ASC 842	$270
Weighted average remaining lease term (in years)	0.4
Weighted average incremental borrowing rate	4.0%

As of December 31, 2022, operating lease right of use assets were $0.3 million and operating lease liabilities were $0.4 million. The Company has no finance leases.

The maturities of the operating lease liabilities were as follows (in thousands):

December 31, 2022
2023	$358
Total undiscounted lease payments	358
Less: imputed interest	3
Total operating lease liability	355
Less: current portion	355
Operating lease liability, net of current maturities	$-

The future minimum rental obligation required under the existing non-cancellable lease on December 31, 2022 amounts to $0.4 million during 2023. Total rent expense was $0.7 million for the years ended December 31, 2022 and 2021.

The future minimum rental obligation required under the new non-cancellable lease on December 31, 2022 is as follows (in thousands):

2023	$618
2024	1,079
2025	1,111
2026	1,144
2027	1,179
thereafter	497
Total minimum lease payments	$5,628

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

In November 2015, Hologic, Inc. and Cytyc Surgical Products, LLC (collectively, Hologic) sued the Company in U.S. District Court for the District of Delaware alleging infringement of four patents. On July 27, 2018 there was a jury verdict of no willfulness and awarding Hologic approximately one quarter of the damages it sought. Following an appeal, on December 30, 2022, the Company paid Hologic $7.4 million in damages and interest, thereby satisfying the judgment. This matter is now concluded.

On July 8, 2020, Hologic again sued the Company alleging willful infringement of one of the same patents as in the First Action, the ’348 patent, in the U.S. District Court for the District of Delaware. Hologic accused the Company’s newer EAS Handpiece of infringing the patent for the approximately five-month period before that patent expired on November 19, 2018. The Company has answered, denying infringement and willfulness. Due to COVID-19 and the on-going appeal of the First Hologic Action at the time, the case was stayed twice. In late 2022, the court lifted the stay and has scheduled trial for August 21, 2023. As of December 31, 2022, the Company recognized a legal accrual which represents management’s best estimate of the potential loss from this litigation.

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

On July 20, 2021, the District Court granted Hologic’s motion excluding certain expert opinions regarding infringement. On July 23, 2021, the District Court found on summary judgment that the Company’s ’208 patent is invalid, dismissed the case and entered judgment. On August 24, 2021, the Company appealed to the Court of Appeals for the Federal Circuit. Briefing was completed and oral argument in the matter was held on October 3, 2022. On February 14, 2023 a three judge panel upheld the lower court’s ruling and denied the Company’s request for a hearing. The Company has decided not to pursue this claim further.

9. Income Taxes

All losses before income taxes were generated in the United States. The Company recorded insignificant income tax expense in the years ended December 31, 2022 and 2021.

The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
State blended rate	4.77%	4.99%
Stock-based compensation	(3.13)%	(3.61)%
Gain on extinguishment of debt	(—)%	(8.53)%
Other permanent items	(—)%	(0.47)%
Change in valuation allowance	(22.11)%	(62.41)%
Convertible debt embedded derivative	(—)%	44.95%
Other	(0.56)%	4.02%
Effective tax rate	(0.03)%	(0.06)%

The tax effects of temporary differences and carryforwards of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$57,256	$50,494
Depreciation and amortization	4,334	4,656
Accruals and reserves	4,187	3,577
Interest expense limitation carryforward	3,056	2,229
Research and development credits	2,043	2,250
Lease liability	90	-
Gross deferred tax assets	70,966	63,206
Less: valuation allowance	(70,746)	(63,206)
Net deferred tax assets	220	-
Deferred tax liability:
Debt discount	(151)	-
Lease liability	(69)
Total	$-	$-

The valuation allowance increased by $7.5 million and $13.4 million for the years ended December 31, 2022 and 2021, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $214.4 million and $187.5 million, respectively, available to reduce future taxable income, if any. The net operating loss carry forwards will expire beginning in 2028 for both federal and California income tax purposes. Federal net operating losses generated beginning in 2018 are carried forward indefinitely.

As of December 31, 2022, the Company had federal and state research credit carry forwards of $1.5 million and $1.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. Federal tax credits begin to expire in 2029 and California credits carry forward indefinitely.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company's stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company performed the analysis in 2021 and determined that it has experienced an ownership change in February 2010 as a result of stock transfers and the issuance of preferred stock. This change in ownership does not significantly impact the Company’s federal and state net operating loss carryforwards and research and development credit carryovers as of December 31, 2022 pursuant to Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.

The following table reflects changes in the unrecognized tax benefits for the periods presented (in thousands):

	December 31,
	2022	2021
Gross amount of unrecognized tax benefits as of the beginning of the period	$465	$447
Increases related to current year tax provisions	296	18
Gross amount of unrecognized tax benefits as of the end of the period	$761	$465

As of December 31, 2022, the Company has unrecognized tax benefits of $0.8 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. There were no interest or penalties accrued during or for the years ended December 31, 2022 and 2021. Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized.

The Company's tax years 2009 through 2022 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and tax credits.

10. Common Stock Warrants

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

October 22, 2021
Expected dividends	0%
Expected volatility	51.4% -54.7%
Risk-free interest rate	1.3% -1.5%
Expected warrant life	5.5-7.7 years

As of December 31, 2022, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

11. Stockholders’ Equity

Preferred stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.001 par value preferred stock.

Common stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of $0.001 par value common stock.

Shares reserved for future issuance

The Company has reserved shares of common stock for future issuances as follows:

	December, 31	December, 31
	2022	2021
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	2,290,596	2,175,685
Common stock available for future grants	374,099	1,934,095
Restricted stock units issued and outstanding	1,247,059	394,750
Common stock available for ESPP	62	401,164

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

Options

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,175,685	$9.27	8.7	$2,856
Options granted	354,800	$1.88
Options exercised	(57,654)	$0.61
Options forfeited or cancelled	(182,235)	$9.38
Outstanding, December 31, 2022	2,290,596	$8.33	8.0	$1
Shares exercisable December 31, 2022	1,605,804	$9.54	7.6	$-
Vested and expected to vest, December 31, 2022	2,290,596	$8.33	8.0	$1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2022 and 2021.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $1.8 million, respectively.

The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $4.4 million and $6.0 million, respectively. The options granted during the years ended December 31, 2022 and 2021 had a weighted-average per share grant-date fair value of $1.22 per share and $8.18 per share, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $4.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Early exercise of stock options

The terms of the Plan permit the exercise of certain options granted under the Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2022 and 2021, the Company had no repurchases of common stock. As of December 31, 2022 and 2021, there were 188,025 and 377,709 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of December 31, 2022 and 2021 were $0.1 million and $0.2 million, respectively, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

During 2022, the Company granted 1,485,629 restricted stock units under 2021 Plan, established by the Company in October 2021.

A summary of RSU activity is set forth below:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	394,750	$5.17
Granted	1,485,629	$2.57
Released	(535,122)	$4.36
Forfeited or cancelled	(98,198)	$3.05
Unvested, December 31, 2022	1,247,059	$2.58

As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $2.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $1.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years.

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

The ESPP provides for consecutive offering periods that typically have a duration of approximately twelve months in length and are comprised of two sequential purchase periods, or tranches, of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year. The first offering period commenced on June 1, 2022.

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

On November 30, 2022, the exercise date for the first purchase period, the exercise share price was determined to be lower than the grant date share price initiating the ESPP's reset and rollover provisions. As a result, the first offering period was terminated as of November 30, 2022, the exercise of the shares associated with the first purchase period occurred at the fair market value on June 1, 2022, net of 15% discount. A new twelve-months offering period commenced as of December 1, 2022.

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

As of December 31, 2022 a total of 401,102 shares were purchased by the participants of the ESPP.

Compensation expense of approximately $0.3 million was recorded into the statement of operations for the year ended December 31, 2022. As of December 31, 2022, the total unrecognized compensation cost is $0.4 million and will be amortized over the weighted-average periods of approximately 0.8 years.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cost of goods sold	$314	$274
Sales and marketing	2,575	2,137
Research and development	44	136
General and administrative	4,045	4,270
Total	$6,978	$6,817

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2022	2021
Stock options	$3,909	$6,722
RSU	2,727	95
ESPP	342	—
Total	$6,978	$6,817

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021
Expected dividends	0%	0%
Expected volatility	70.8%-72.4%	72.8% - 78.0%
Risk-free interest rate	1.9%-4.2%	0.6% - 1.3%
Expected term	6 years	5 - 6 years

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

The Company will continue to use judgment in evaluating the expected volatility, risk-free interest rates, dividend yield and expected term utilized for stock-based compensation on a prospective basis.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the years ended December 31, 2022 and 2021, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator
Net loss attributable to common stockholders	$(34,112)	$(21,464)
Denominator:
Weighted-average common stock outstanding	28,808,445	7,012,226
Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(3.06)

The following potentially dilutive securities outstanding in common stock equivalent shares have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	Years Ended December 31,
	2022	2021
Common stock warrants	77,842	77,842
Unvested early exercised common stock options	188,025	377,709
Options to purchase common stock	2,290,596	2,175,685
Unvested restricted stock units	1,247,059	394,750

13. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through December 31, 2022.

14. Related Party Transactions

A former member of the Company’s Board of Directors owns 100% of Apical Instruments, Inc. (Apical). Apical was considered a related party until the beginning of May 2021. Apical supplies the Company with the RF Controllers used with its devices. For the year ended December 31, 2021, fees charged by Apical for products purchased were less than $0.1 million.

The Company had issued convertible notes to certain redeemable convertible preferred stockholders. These notes were paid off in October 2021 (see Note 7).

There are no related party transactions during the year ended December 31, 2022.

15. Subsequent Events

Share Purchase Agreement

On December 27, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) for a private placement with Accelmed Partners II LP (Accelmed) and New Enterprise Associates (each, a “Purchaser,” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 146,627,565 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $0.2046 per share, which represented a 25% premium to the trailing five-day volume-weighted average price of the Company’s common stock on December 23, 2022.

On February 7, 2023, the Amended and Restated Certificate of Incorporation was amended by the stockholders to permit the Company to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

On February 9, 2023, after the satisfaction of the closing conditions which included shareholder approval, the Purchase Agreement closed and the Company issued the shares to the Purchasers, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses of $3.2 million. Following the Purchase Agreement, Accelmed individually owns approximately 69.3% of the Company's common stock.

Closure of Silicon Valley Bank

On March 10, 2023, the Company became aware of the closure of Silicon Valley Bank (“SVB”) and appointment of the Federal Deposit Insurance Corporation as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of SVB to Silicon Valley Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders.The Company maintains less than $0.2 million of net cash deposits at SVB. The Company does not expect that the closure of SVB will have a material effect on the Company's financial position and results from operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of December 31, 2022, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of and with the participation of The Company’s management, the effectiveness of our internal control over financial reporting as of December 31, 2022, was assessed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that evaluation, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Remediation of Prior Years Material Weaknesses

As previously reported in our Annual Report on Form 10-K, for the years ended December 31, 2020 and 2021, the Company concluded there was a material weakness in the internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that was identified primarily related to having an insufficient number of qualified personnel within the accounting function, lack of segregation of duties and a lack of timely review over the financial statement close process.

As previously disclosed, the Company began the implementation of remediation steps in early 2021 and these measures were ongoing during 2021 and 2022. These efforts focus on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting as indicated below:

•
Added resources with technical expertise in designing and testing internal controls
•
We hired outside experts to assist with the preparation and review of the financial statement close process and assist with the remediation of deficiencies, as necessary
•
We re-designed controls and processes to ensure proper written documentation existed and
•
The design of controls was reviewed and updated to ensure that there was a preparer of the control and a separate reviewer of the control

As of December 31, 2022, management has concluded that the actions described above to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate the previously identified material weaknesses have been remediated.

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

Further, an independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company's internal controls over financials reporting as long as it is an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The code of business conduct and ethics is available on our website at https://minervasurgical.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website identified above or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report.

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022, (Proxy Statement), and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At the closing of the Share Purchase Agreement, Accelmed Partners II LP (“Accelmed”) purchased from the Company 122,189,638 shares of the Company’s common stock, par value $0.01 per share, and following the closing, Accelmed became a majority stockholder, owning approximately 69.2% of our common stock (based on 176,680,711 shares outstanding as of March 10, 2023), and the Company’s board of directors will be composed of a majority of directors designated by Accelmed. For more information regarding the rights of Accelmed, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022 and February 9, 2023.

At a special meeting of the Company’s stockholders held on February 7, 2023, the Company’s stockholders approved this change in control of the Company.

The remaining information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant, dated February 7, 2023.	8-K	2/7/23	3.1

3.2	Amended and Restated Bylaws of the registrant, dated February 7, 2023.	8-K	2/7/23	3.2

4.1	Form of common stock certificate of the registrant.	S-1/A	10/15/21	4.1

4.2	Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain holders of its capital stock dated as of December 19, 2012, as amended.	S-1	9/27/21	4.2

4.3	Warrant to Purchase Stock issued to SVB Financial Group, dated as of May 9, 2017.	S-1/A	10/15/21	4.3

4.4	Warrant to Purchase Stock issued to SVB Financial Group, dated as of July 19, 2019.	S-1/A	10/15/21	4.4

4.5	Warrant to Purchase Stock issued to SVB Innovation Credit Fund VIII L.P., dated as of July 19, 2019.	S-1/A	10/15/21	4.5

4.6	Description of the Registrant’s Securities.				X

4.7	Registration Rights Agreement dated February 9, 2023 by and among the registrant and purchasers.	8-K	2/7/22	10.1

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	9/27/21	10.1

10.2+	2021 Equity Incentive Plan and related form agreements.	S-1/A	10/15/21	10.2

10.3+	2008 Stock Plan, as amended, and related form agreements.	S-1	9/27/21	10.3

10.4+	2021 Employee Stock Purchase Plan.	S-1/A	10/15/21	10.4

10.5+	Outside Director Compensation Policy.	S-1	9/27/21	10.5

10.6	Sublease by and between the registrant and PneumRx, Inc. dated June 5, 2019.	S-1	9/27/21	10.6

10.7#	Credit Agreement by and among the registrant, the other Credit Parties thereto, the Lenders party thereto and Ares Capital Corporation, as administrative agent and collateral agent for the Lenders dated December 30, 2019, as amended by Waiver and Amendment No. 1 dated January 4, 2021, Amendment No. 2 dated March 31, 2021, and Waiver and Amendment No. 3 dated July 7, 2021.	S-1	9/27/21	10.7

10.8#	Asset Purchase Agreement by and among the registrant, Boston Scientific Corporation and certain affiliates of Boston Scientific Corporation dated April 28, 2020, as amended by Amendment No. 1 dated May 14, 2021 and Amendment No. 2 dated September 9, 2021.	S-1	9/27/21	10.8

10.9	Non-Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.9

10.10	Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.10

10.11#	Supply Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.11

10.12#	Transition Services Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.12

10.13	License Agreement by and between the registrant and Hermes Innovations, LLC effective October 31, 2008.	S-1	9/27/21	10.13

10.14	Confirmatory Employment Letter by and between the registrant and David M. Clapper.	S-1/A	10/15/21	10.14

10.15	Confirmatory Employment Letter by and between the registrant and Eugene V. Skalnyi, M.D.	S-1/A	10/15/21	10.15

10.16	Confirmatory Employment Letter by and between the registrant and Dominique J. Filloux.	S-1/A	10/15/21	10.16

10.17+	Employee Incentive Compensation Plan.	S-1	9/27/21	10.17

10.18+	Form of Change in Control Severance Agreement.	S-1/A	10/15/21	10.18

10.19#	Loan and Security Agreement by and between the registrant and Canadian Imperial Bank of Commerce dated October 8, 2021.	S-1/A	10/15/21	10.19

10.20	Lease by and between the registrant and Washcop Limited Partnership dated July 29, 2022.				X

10.21	Share Purchase Agreement dated December 27, 2022 by and among the registrant and the Purchasers.	8-K	12/27/22	10.1

10.22	Voting Side Letter dated December 27, 2022 by and among the registrant and the Stockholders	8-K	12/27/22	10.2

10.23	Consulting Agreement dated December 27, 2022 by and between the registrant and David Clapper.	8-K	12/27/22	10.1

10.24	Separation and Release Agreement dated December 27, 2022 by and between registrant and David Clapper.	8-K	10/27/22	10.2

10.25	Offer Letter dated December 14, 2022 by and between the registrant and Todd Usen.	8-K	12/27/222	10.3

10.26	Registration Rights Agreement dated February 9, 2023 by and between the registrant, Accelmed Partners II L.P. and New Enterprise Associates 13, L.P.	8-K	2/7/23	10.1

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (incorporate by reference to the signature page to this Annual Report on Form 10-K).				X

31.1	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

MINERVA SURGICAL, INC.

Date: March 22, 2023	By:	/s / Todd Usen
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2023	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer, and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Usen and Joel R. Jung, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Usen	President, Chief Executive Officer, and Director	March 22, 2023
Todd Usen	(Principal Executive Officer)

/s/ Joel R. Jung	Chief Financial Officer	March 22, 2023
Joel R. Jung	(Principal Financial and Accounting Officer)

/s/ Jill D. Anderson	Director	March 22, 2023
Jill D. Anderson

/s/ Ali Behbahani, M.D.	Director	March 22, 2023
Ali Behbahani, M.D.

/s/ Daniel Cohen	Director	March 22, 2023
Daniel Cohen

/s/ Catherine Coste	Director	March 22, 2023
Catherine Coste

/s/ Niquette Hunt	Director	March 22, 2023
Niquette Hunt

/s/ Ross A. Jaffe, M.D.	Director	March 22, 2023
Ross A. Jaffe, M.D.

/s/ Uri Geiger	Director	March 22, 2023
Uri Geiger

/s/ Derrick Sung	Director	March 22, 2023
Derrick Sung