Form 10-K/A
period 2022-12-31
MINERVA SURGICAL INC
filed 2023-05-01
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

The number of shares of Registrant’s common stock outstanding as of March 31, 2023 was 176,800,219.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 22, 2023, Minerva Surgical, Inc. (“Minerva Surgical," the “Company,” “we,” “us,” “our,” or the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2023 annual meeting of our stockholders within 120 days of December 31, 2022. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

·

amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

·

delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2023 annual meeting of our stockholders; and

·

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K, and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K, as 1modified and amended by this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

Table of Contents

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accounting Fees and Services	20

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

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

The following table sets forth the names, ages as of March 31, 2023, and certain other information for each of our directors and director nominees:

		Standing Committee Membership

Non-employee Director Name(1)	Age	Audit Committee	Compensation Committee	Nominating and corporate governance committee
Jill D. Anderson	63	X		Chair
Ali Behbahani, M.D.	46		Chair	X
Daniel Cohen (2)	45	X
Catherine Coste	56	Chair	X
Dr. Uri Geiger (3)	55		X
Niquette Hunt	58			X
Ross A. Jaffe, M.D.	64		X
Derrick Sung	50	X
Todd Usen(4)	56

(1)
Term as a director on the Board is set to expire at the 2023 annual meeting of stockholders.
(2)
Dr. Uri Geiger joined the Board of Directors in January 2023.
(3)
Daniel Cohen joined the Board of Directors in February 2023.
(4)
Todd Used was appointed President and Chief Executive Officer and joined the Board of Directors in January 2023.

Director Background and Qualifications

Jill D. Anderson has served as a member of our board of directors since May 2021. Ms. Anderson is a healthcare executive with more than 25 years of experience leading the innovation, development, and commercialization of medical devices. Ms. Anderson was the co-founder and Chief Executive Officer of Cianna Medical, Inc. from January 2008 until its acquisition by Merit Medical Systems, Inc. in November 2018. She also served as President of BioLucent, Inc. from May 2001 until September 2007, as Vice President, Cancer Services of Lehigh Valley Hospital and Health Network from October 1999 until May 2001, and as Vice President, Eastern Region, of Salick Health Care, Inc. from June 1989 until October 1999. Ms. Anderson also serves on the board of directors of Merit Medical Systems, Inc. (Nasdaq: MMSI) and OncoRes Medical, LLC, and in the past served on the boards of Cianna Medical, Inc. and WDT Acquisition Corporation d/b/a Solis Mammography. She is a member of the Women Business Leaders in Healthcare and a Leadership Fellow of the National Association of Corporate Directors. She earned a B.A. in Finance, Magna Cum Laude, as well as an M.B.A. from Temple University.

We believe that Ms. Anderson is qualified to serve on our board of directors because of her broad business experience in the medical device and healthcare service industries and history of executive leadership and service on boards in the medical industry.

Ali Behbahani, M.D. has served as a member of our board of directors since May 2011. Dr. Behbahani serves as a General Partner of New Enterprise Associates (NEA), a global venture capital firm that focuses on development of technologies that drive global innovation. He is on the healthcare team at NEA, and specializes in investments in the biopharmaceutical and medical device sectors. Dr. Behbahani also serves on the board for several private and public companies, including Adaptimmune Therapeutics plc, Cardionomic, Inc., CRISPR Therapeutics AG, CVRx, Inc., Ivantis, Inc., Monte Rosa Therapeutics GmbH, Oyster Point Pharma Inc., and Black Diamond Therapeutics, Inc. Dr. Behbahani holds B.S. Degrees with distinction in Biomedical Engineering, Electrical Engineering, and Chemistry from Duke University. He earned an M.D. from The University of Pennsylvania School of Medicine and an M.B.A. from The University of Pennsylvania Wharton School, where he graduated with Honors.

We believe Dr. Behbahani is qualified to serve on our board of directors because of his extensive experience with medical device companies.

Daniel Cohen is a Venture Partner with Accelmed Partners, a private equity investment firm focused on medical device companies. Prior to joining Accelmed Partners, he held various positions within the medical technology and biotech industry and was Prior to joining Accelmed Partners, he held various positions within the medical technology and biotech industry and was involved in more than 100 transactions in the last 20 years. Mr. Cohen began his career in private equity and venture capital at Credit Agricole Private Equity supporting both fund of funds and direct investment in Israel. He founded his own investment consulting company conducting the analysis and execution of more than 40 investment opportunities in the healthcare industry and more specifically focused in medical devices on behalf of major funds including Accelmed, Johnson & Johnson Development Corporation, Orbimed, Pontifax, BRM, Peregrin, Alive, aMoon and Milestone. Mr. Cohen serves as board member for several private companies. He has a B.Sc in Computer Science and an MBA from ESSEC Business School in Paris.

We believe Mr. Cohen is qualified to serve on our board of directors because of his financial experience in the healthcare and medical device sectors.

Catherine Coste has served as a member of our board of directors since February 2021. Ms. Coste retired from Deloitte and Touche LLP in 2020, where she was a senior partner and served as one of Deloitte’s Life Sciences Industry Executive Leaders. She spent 32 years in both corporate and professional services positions leading global finance, internal audit and operations teams. During her career at Deloitte, Ms. Coste was directly involved with over 30 life science corporations, the majority of which were large-cap and medium-cap public corporations. Ms. Coste also has extensive public company board experience, often attending multiple board committee meetings per month, and currently serves as a director and audit committee chair for Biomerica, Inc. Ms. Coste also has extensive experience in Sarbanes-Oxley compliance, corporate risk analysis and management, cyber risk assessment, fraud prevention, IT systems analysis and upgrades, internal controls, and corporate governance. Ms. Coste is a Certified Public Accountant. Ms. Coste earned her B.A. in Business Administration, Accounting, from California State University, Hayward.

We believe Ms. Coste is qualified to serve on our board of directors because of her expertise in governance, audit, risk and controls, and compliance, and her industry focus in life sciences and technology.

Dr. Uri Geiger, has served as Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel's first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University's Recanati School of Business where he lectured on private equity and venture capital and authored the books "Startup Companies and Venture Capital" and "From Concept to Wall Street." He earned his doctorate from New York’s Columbia University Center for Law & Economics, where he majored in global equity markets. Mr. Geiger brings extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises. Dr. Geiger served as Chairman and Board member of over 30 medical device companies including a number of NASDAQ listed companies. He has served on the board of directors of NeuroPace, Inc. (Nasdaq: NPCE), a publicly traded medical device company focused on epilepsy, since January 2023, and STRATA Skin Science, Inc. (Nasdaq: SSKN), a publicly traded medical device company focused on dermatological applications, since May 2018.

We believe Dr. Uri Geiger is qualified to serve on our board of directors because of his extensive experience in capital markets and medical device sectors

Niquette Hunt has served as a member of our board of directors since June 2021. Ms. Hunt founded Candesant Biomedical in March 2016, and serves as its President and Chief Executive Officer. From 2009 to 2016, Ms. Hunt served as the Senior Vice President of Commercial Development for Revance Therapeutics. Ms. Hunt has served on the board of directors for Soliton, Inc. (Nasdaq: SOLY) since October 2020. Ms. Hunt holds an A.B. degree in Organizational Dynamics from Stanford University.

We believe Ms. Hunt is qualified to serve on our board of directors because of her leadership experience and extensive experience in the aesthetic industry.

Ross A. Jaffe, M.D. has served as a member of our board of directors since May 2011. Since February 2019,Dr. Jaffe has served as a Venture Advisor at NEA, a global venture capital firm that focuses on development of technologies that drive global innovation. Dr. Jaffe is a co-founder and Managing Director of Versant Ventures, a healthcare-focused venture capital firm, where since 1999 he has focused primarily on investments early- stage medical device companies. Prior to founding Versant, Dr. Jaffe was a General Partner at Brentwood Venture Capital from 1993 until 2020, leading investments in medical device, drug delivery, biotechnology, healthcare services, and healthcare information system companies. Dr. Jaffe has served on the boards of multiple successful medical technology companies, including Acclarent Inc., St. Francis Medical Technologies, Therasense, Inc., Insulet Corporation, and Novacept Inc. He currently also serves on the board of directors of several private companies, including as AlterG, Inc., Foundry Innovation and Research 1, LTD (FIRE1), Relievant Medsystems, Inc., Woebot Health, Inc, and DocMatter, Inc. He is also co-founder and Chairman of Faro Health, Inc. Dr. Jaffe earned his bachelor’s degree in Policy Studies from Dartmouth; an M.D. from the Johns Hopkins School of Medicine; and an M.B.A. from the Stanford Graduate School of Business. He completed his residency in internal medicine and served as part-time attending physician at the University of California, San Francisco.

We believe Dr. Jaffe is qualified to serve on our board of directors because of his extensive experience working with medical technology companies.

Derrick Sung has served as a member of our board of directors since July 2022. Dr. Sung has served as the Chief Financial Officer of Pulmonx Corporation since May 2019. From May 2015 to May 2019, Dr. Sung served as the Executive Vice President of Strategy and Corporate Development for iRhythm Technologies, Inc., a digital healthcare and medical technology company. From February 2008 to April 2015, Dr. Sung was the senior equity research analyst covering the medical devices sector for Sanford C. Bernstein & Co., LLC, a subsidiary of AllianceBernstein L.P. From 2004 to 2008, he served as Director of Marketing and Business Development in the Neuromodulation division of Boston Scientific Corporation. From 2000 to 2004, Dr. Sung was a management consultant at The Boston Consulting Group, a business consulting firm. Dr. Sung holds a Ph.D. in Bioengineering from U.C. San Diego, an M.B.A. from San Diego State University and a B.S. in Mechanical Engineering from Stanford University.

We believe Mr. Sung is qualified to serve on our board of directors because of the perspective he brings through his leadership experience and extensive experience in medical device sectors.

Todd Usen has served as our Chief Financial Officer since January 2023. Prior to joining our Company, Mr. Usen has been the Chief Executive Officer of Activ Surgical, an advanced surgical visualization technology company, since January 2019. Prior to that, he served as President of the Medical Systems Group at Olympus Corporation of the Americas from June 2015 to November 2018. Prior to joining the Olympus Corporation, Mr. Usen held several positions at Smith and Nephew from 2007 to 2015, including the position of President - Orthopedics, Senior Vice President and General Manager - Joint Reconstruction, Senior Vice President - Sports Medicine, and Senior Vice President - Endoscopy. Prior to Smith and Nephew, he worked for Boston Scientific as the Vice President of Sales for the Neurovascular division, Director of Endoscopy Sales, and Global Manager of Field Development. Mr. Usen currently serves on the boards of directors of Alesi Surgical Ltd. and industry groups MassMedic and Advamed. He holds a B.S. in Marketing from the University of Massachusetts Isenberg School of Business.

Director independence

Our common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of their initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

As Accelmed is our largest stockholder and owns a majority of the outstanding shares of our common stock, we are treated as a “controlled company” under the rules of Nasdaq. As a controlled company, we are not required to have a majority independent Board and our compensation committee and nominating and corporate governance committee would no longer be required to be composed solely of independent directors.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee (and a majority of the members of the compensation committee to the extent that we are a controlled company) is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to us which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of such director, including any consulting, advisory, or other compensatory fee paid by us to such director and (2) whether such director is affiliated with us, a subsidiary of ours, or an affiliate of a subsidiary of ours.

Our board of directors undertook a review of its composition, the composition of its committees, and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Jill D. Anderson, Ali Behbahani, M.D., Daniel Cohen, Catherine Coste, Niquette Hunt, Ross A. Jaffe and Derrick Sung, representing a majority of our directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain relationships, related party, and other transactions.”

Board diversity

Our nominating and corporate governance committee is committed to continuing to identify and recruit highly qualified director candidates with diverse experiences, perspectives, and backgrounds to join our board of directors. The table below provides certain information regarding the composition of our board of directors.

Board Diversity Matrix as of March 31, 2023

Total Numbers of Directors	9

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity	-	-	-	-
Directors	3	6	-	-
Part II: Demographic Background	-	-	-	-
African American or Black	1	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	1	-	-

Family relationships

There are no family relationships among any of our directors or executive officers.

Board leadership structure

Our board of directors is currently led by its Chairman, Ross A. Jaffe, M.D. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as we continue to grow. We separate the roles of Chief Executive Officer and Chairman of the board of directors in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the board of directors provides guidance to the Chief Executive Officer and presides over meetings of the full board of directors. We believe this separation of responsibilities provides a balanced approach to overseeing us and managing our board of directors. Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of board in risk oversight process

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. The audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures,legal and regulatory compliance, and also, among other things, discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected the board of directors’ leadership structure.

Board committees

Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below.

Audit committee

The members of our audit committee are Jill Anderson, Catherine Coste, Daniel Cohen and Derrick Sung. Catherine Coste is the chair of our audit committee and an audit committee financial expert within the meaning of Item 407(d) of Regulation S‑K, and also meets the financial literacy requirements of the listing standards of Nasdaq. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee is responsible for, among other things:

•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
approving audit and non-audit services and fees;
•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;
•
preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
•
reviewing reports and communications from the independent registered public accounting firm;
•
reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedure;
•
reviewing our policies on risk assessment and risk management;
•
reviewing related party transactions; and
•
establishing and overseeing procedures for the receipt, retention, and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at https://ir.minervasurgical.com/. During 2022, our audit committee held seven meetings.

Compensation committee

The members of our compensation committee are Ali Behbahani M.D., Catherine Coste, and Ross A. Jaffe M.D. Ali Behbahani M.D. is the chair of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non‑employee director, as defined pursuant to Rule 16b‑3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:

•
overseeing our overall compensation philosophy and compensation policies, plans, and benefit programs;
•
reviewing and approving or recommending compensation for our executive officers and directors to our board of directors for approval;
•
preparing the compensation committee report that the SEC will require to be included in our annual proxy statement; and;
•
administering our equity compensation plans.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at https://ir.minervasurgical.com/. During 2022, our compensation committee held six meetings.

Nominating and corporate governance committee

The members of our nominating and corporate governance committee are Jill Anderson, Ali Behbahani M.D., Dr. Uri Geiger and Niquette Hunt. Jill Anderson is the chair of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of Nasdaq. Our nominating and corporate governance committee is responsible for, among other things:

•
identifying, evaluating, and making recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•
considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•
reviewing developments in corporate governance practices;

•
evaluating the adequacy of our corporate governance practices and reporting; and
•
evaluating the performance of our board of directors and of individual directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and corporate governance committee is available on our website at https://ir.minervasurgical.com/. During 2022, our nominating and corporate governance committee held five meeting.

Attendance at board and stockholder meetings

During our fiscal year ended December 31, 2022, our board of directors held ten meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at the annual meetings of stockholders, we encourage, but do not require, directors to attend.

Compensation committee interlocks and insider participation

During 2022, the members of our compensation committee were Ali Behbahani M.D., Ross A. Jaffe M.D., and Catherine Coste. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Considerations in evaluating director nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.

If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.

After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.

Stockholder recommendations and nominations to our board of directors

Our nominating and corporate governance committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws and corporate governance guidelines and the director nominee criteria described above.

A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at Minerva Surgical, Inc., 4255 Burton Dr., Santa Clara, California 95054, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

Under our amended and restated bylaws, stockholders may also directly nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and the rules and regulations of the SEC and should be sent in writing to our corporate secretary at the address above.

Communications with the board of directors

Stockholders and other interested parties wishing to communicate directly with our non-management directors, may do so by writing and sending the correspondence to our General Counsel, Chief Financial Officer or Legal Department by mail to our principal executive offices at Minerva Surgical, Inc., 4255 Burton Dr., Santa Clara, California 95054. Our General Counsel, Chief Financial Officer or Legal Department, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our board or our business, for example, mass mailings, job inquiries and business solicitations. If appropriate, our General Counsel, Chief Financial Officer or Legal Department will route such communications to the appropriate director(s) or, if none is specified, then to the chairperson of the board or the lead independent director (if one is appointed). These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Policy prohibiting hedging or pledging of securities

Under our insider trading policy, our employees, including our executive officers, and the members of our board of directors are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to such individuals by us), (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans and (5) holding our securities in a margin account.

Corporate governance guidelines and code of business conduct and ethics

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://ir.minervasurgical.com/. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.

Executive officers

Our executive officers as of December 31, 2022 are set forth in the table below:

Non-employee Director Name	Age	Position
Dave Clapper(1)	71	President, Chief Executive Officer
Dominique J. Filloux	61	Chief Operating Officer
Joel R. Jung	65	Chief Financial Officer
Evgueni (Eugene) V. Skalnyi, M.D.	57	Vice President, Medical Affairs
(1)
Mr. Clapper retired from his positions as our President and Chief Executive Officer and from our Board, effective January 2, 2023. Mr. Clapper continues to serve the Company as a consultant.

The biographies of the foregoing executive officer (other than Mr. Clapper) is set forth below:

Joel R. Jung has served as our Chief Financial Officer since July 2020. Prior to joining our company, Mr. Jung served as a financial consultant to several life sciences companies from October 2018 to June 2020. From October 2018 to June 2019, Mr. Jung held various positions at uBiome, Inc., including as Chief Financial Officer from March 2019 to June 2019. uBiome filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in September 2019, which was converted into a Chapter 7 case in October 2019. Prior to that, Mr. Jung served as the Chief Financial Officer for four companies including Counsyl, Inc. (acquired by Myriad Genetics, Inc.) from July 2016 to September 2018, Bionano Genomics, Inc. from February 2014 to June 2016,

AgraQuest,Inc. (acquired by Bayer CropScience) from February 2010 to December 2012, and Celera Corporation from June 2008 to April 2009. He also served as Vice President of Finance with Bayer CropScience from December 2012 to June 2013, Applera Corporation-Celera Group from June 2006 to June 2008, and Chiron Corporation from September 1999 to April 2003, and Vice President and Treasurer of Chiron Corporation from April 2003 to July 2006. Mr. Jung holds a B.S. Degree in Aeronautical Engineering from Purdue University, and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Dominique J. Filloux serves as our Chief Operating Officer of our company. He has held various positions with the Company since 2010, including Vice President of Research & Development and Operations, and Chief Technology Officer. Prior to joining our company, he served as Director of Research &Development at Endovascular Technologies (acquired by Guidant) from 1992 to 2000, Vice President of Operations at Ventrica, Inc. from 2001 to 2004, Vice President of Research & Development and Operations at Cierra Inc. from 2004 to 2007,and Vice President of Research & Development at Arstasis, Inc. from 2007 tto 2010. He holds a B.S. Degree from University of California at San Diego, in Applied Mechanics, and an M.B.A. from Santa Clara University, Leavey School of Business.

Eugene V. Skalnyi, M.D. has served as our Vice President of Medical Affairs since January 2011. Prior to joining our company, Dr. Skalnyi served as medical advisor for various companies, including Meditrina, Inc., from August 2016 to April 2020, CorRx, Inc., from January 2015 to April 2020, IoGyn, Inc. (acquired by BSC), from July 2011 to August 2017, and Pulse Therapeutic Technology, Inc., from January 2015 to January 2017. He has also served as Vice President of Medical Affairs for several companies, including Sierra Surgical Technologies, Cytyc Surgical Products (acquired by Hologic, Inc.), and Novacept Inc. (acquired by Cytyc Corporation). Dr. Skalnyi received his Medical Degree from Moldova Medical University in 1988 and in Advanced Operative Endoscopy in 1990.

Item 11. Executive Compensation.

Processes and procedures for compensation decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes decisions as to total compensation for each executive officer, although it may instead, in its discretion, make recommendations to our board of directors regarding executive compensation for its approval.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2021, our compensation committee retained Compensia, a third-party compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Compensia serves at the discretion of our compensation committee. As part of its engagement, Compensia assists our compensation committee in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Our compensation committee periodically considers and assesses Compensia’s independence, including whether Compensia has any potential conflicts of interest with our company or members of our compensation committee. In connection with Compensia’s engagement, our compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Compensia or the individual consultants employed by Compensia that perform services for our compensation committee.

Our named executive officers, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer), as of December 31, 2022, were:

•
David M. Clapper, our former President and Chief Executive Officer;
•
Joel R. Jung, our Chief Financial Officer; and
•
Dominique J. Filloux, our Chief Operating Officer.

Mr. Clapper retired as our President and Chief Executive Officer effectively January 2, 2023.

Summary compensation table for fiscal 2022

The following table sets forth information regarding the compensation reportable for our named executive officers for fiscal 2021 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Clapper	2022	565,600	-	604,195	-	-	-	-	1,169,795
Former President and Chief Executive Officer(3)	2021	509,836	338,855	483,395	3,090,776			229	4,423,091
Joel R. Jung	2022	400,600	-	158,321	-	-	-	-	558,921
Chief Financial Officer	2021	319,372	141,881	126,665	464,433	-	-	351	1,052,702
Dominique J. Filloux	2022	390,000	-	158,321	-	-	-	-	548,321
Chief Operating Officer	2021	347,786	123,459	126,665	1,202,214	-	-	351	1,800,476

(1)
The amounts reported in this column represent the aggregate grant date fair value of the stock awards given to our named executive officers in the applicable fiscal year, calculated in accordance with ASC Topic 718. In the case of RSUs, the aggregate grant date fair value of the awards granted after our initial public offering is determined by multiplying the number of units granted by the closing price of our common stock on the Nasdaq Global Market on the grant date. The valuation assumptions used in determining the grant date fair value of the stock awards are further described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022. The amounts reflect the accounting charge for the stock awards and do not correspond to the actual economic value that may be received by the named executive officers upon vesting or settlement of the stock awards.
(2)
The amount in this column represents the aggregate grant-date fair value of the award as computed as of the grant date of each option awarded in the applicable fiscal year. We use the Black-Scholes option-pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the requisite service period, which is generally the vesting period, in accordance with ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see the assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022. These amounts do not correspond to the actual value that may be received by our executive officers if the stock options are exercised.
(3)
Mr. Clapper retired from his positions as our President and Chief Executive Officer and from our Board, effective January 2, 2023. Mr. Clapper continues to serve the Company as a consultant.

Outstanding equity awards at fiscal 2022 year-end

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David M. Clapper	5/09/2019	_	_	_	_	_	20,330 (5)(6)	4,541.72	_	_
	6/16/2021	38,2732(7)	_	_	13.12	6/6/2031	_	_	_	_
	5/2/2022	_	_	_	_	_	229,732 (8)	55,322.13	_	_
Joel R. Jung	7/22/2020	-	-	-	-	-	53,646 (5)(9)	12,029.20	-	-
	6/16/2021	55,904(10)	-	-	13.12	6/6/2031	-	-	-	-
	5/2/2022	-		-	-	-	60,198 (8)	13,448.23	-	-
Dominique J. Filloux	5/09/2019	-	-	-	-	-	2,552 (5)(6)	570.12	-	-
	3/8/2021	-	-	-	-	-	36,281(5)(11)	8,105.18	-	-
	6/16/2021	48,130(7)	-	-	13.12	6/6/2031	-	-	-	-
	5/02/2022	-	-	-	-	-	60,198 (8)	13,448.23	-	-

(1)
Each of the outstanding equity awards was granted pursuant to the Minerva Surgical, Inc. 2008 Stock Plan, as amended ("our 2018 Plan"), or the Minerva Surgical, Inc. 2021 Equity Incentive Plan, as amended (our "2021 Plan").
(2)
All options granted to our directors and executive officers are exercisable immediately subject to a repurchase right in favor of us which lapses as the option vests.
(3)
The amounts in this column are based upon the fair market value of our common stock on the date of grant, as determined by our board of directors. In April 2020 we repriced each outstanding and unexercised stock option held by current service providers (each, an Eligible Option), to a new exercise price of $0.61 per share, which was no less than the fair value of our common stock as determined by our board of directors on the date of repricing.
(4)
Shares subject to the option vested 25% on April 5, 2022, then in 36 equal monthly installments thereafter.
(5)
1/4th of the restricted stock units subject to this award vest each quarter following the grant date.
(6)
Shares subject to the option vested in 48 equal monthly installments beginning on December 16, 2016.
(7)
Shares subject to the option vest in 48 equal monthly installments beginning on May 10, 2019.
(8)
Shares subject to the option vested 50% on June 16, 2021, then in 24 equal monthly installments thereafter.
(9)
1/12th of the restricted stock units subject to this award vest each quarter following the grant date.
(10)
Shares subject to the option vested 25% on June 14, 2022, then in 36 equal monthly installments thereafter.

Employment arrangements

Each of our named executive officers has executed our standard form of confidential information, invention assignment, and arbitration agreement.

David M. Clapper

Mr. Clapper retired from his positions as our President and Chief Executive Officer and from our Board, effective January 2, 2023.

We previously had entered into a confirmatory employment letter with Mr. Clapper. The confirmatory employment letter had no specific term and provided that Mr. Clapper was an at-will employee.

In connection with his retirement, Mr. Clapper and the Company entered into a consulting agreement pursuant to which Mr. Clapper will assist with the transition of his role and consult for the Company for a period of twelve months following his resignation in exchange for the issuance of an option award for 0.5% of the Company’s fully diluted capitalization following the closing of the Private Placement at a strike price equal to the closing price of the Company’s common stock on the date of grant. Mr. Clapper and the Company also entered into a separation and release agreement, pursuant to which Mr. Clapper waived any claims to severance that might be due pursuant to the terms of his Change in Control and Severance Agreement, received his 2022 bonus from the Company’s employee bonus program based on the corporate goal attainment as determined by the Compensation Committee and, at the time of his final salary payment, his paid time off accrued in accordance with the Company’s policy, and the Company agreed to accelerate the vesting of all of Mr. Clapper’s all outstanding equity awards.

Joel R. Jung

We have entered into a confirmatory employment letter with Mr. Jung, our Chief Financial Officer. The confirmatory employment letter has no specific term and provides that Mr. Jung is an at-will employee. Mr. Jung’s annual base salary is $400,000 and he is eligible for an annual target cash incentive bonus for our fiscal year 2023 equal to 50% of his annual base salary.

Dominique J. Filloux

We have entered into a confirmatory employment letter with Mr. Filloux, our Chief Operating Officer. The confirmatory employment letter has no specific term and provides that Mr. Filloux is an at-will employee. Mr. Filloux’s annual base salary is $390,000 and he is eligible for an annual target cash incentive bonus for our fiscal year 2023 equal to 50% of his annual base salary.

Change in Control and Severance Agreements

We have entered into change in control and severance agreements with Mr. Jung, Dr. Skalnyi, and Mr. Filloux and certain other of our key employees which provides for certain severance and change-in-control benefits as described below.

Pursuant to each foregoing named executive officer’s change in control and severance agreement, if, within the 3-month period prior to or the 12-month period following a “change in control” (as defined in the applicable agreement), we terminate the employment of the named executive officer without “cause” (excluding death or disability) or the executive resigns for “good reason” (as such terms are defined in the applicable agreement), and within 60 days following such termination, the named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, the named executive officer will be entitled to receive (i) a lump sum payment equal to 12 months of the named executive officer’s then-current annual base salary, (ii) a lump sum payment equal to the named executive officer’s applicable target bonus, prorated based on the number of calendar days such executive was employed with us in the calendar year of termination, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the named executive officer and the executive’s respective eligible dependents for up to 12 months, and (iv) vesting acceleration as to 100% of the then-unvested shares subject to each of the named executive officer’s then outstanding equity awards (and in the case of awards with performance-based vesting, unless the applicable award agreement governing such award provides otherwise, all performance goals and other vesting criteria will be deemed achieved at target levels of achievement).

Pursuant to each applicable named executive officer’s change in control and severance agreement, if, outside of the 3-month period prior to or the 12-month period following a “change in control”, we terminate the employment of the named executive officer without cause (excluding death or disability) or the executive resigns for good reason, and within 60 days following such termination, the named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, the named executive officer will be entitled to receive (i) a lump sum payment equal to 9 months of the named executive officer’s then-current annual base salary, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the named executive officer and the officer’s respective eligible dependents for up to 9 months, and (iii) vesting acceleration as to the number of the then-unvested shares subject to each of the named executive officer’s then-outstanding compensatory equity awards that would have vested had the named executive officer remained our employee for an additional 9 months following the termination.

Pursuant to our severance policy, in the event any payment to an executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended (the Code) (as a result of a payment being classified as a parachute payment under Section 280G of the Code), the executive will receive such payment as would entitle the executive to receive the greatest after-tax benefit, even if it means that we pay the executive a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code.

Director compensation

In connection with our initial public offering, we adopted an outside director compensation policy for our non-employee directors. Under our outside director compensation policy, each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards under our outside director compensation policy. Our board of directors has the discretion to revise non-employee director compensation as it deems necessary or appropriate. We also reimburse our directors for expenses associated with attending meetings of our board of directors and its committees.

Cash Compensation

During 2022, all non-employee directors were eligible to receive the following cash compensation for their services:

•
$40,000 per year for services as a board member;
•
$42,500 per year additionally for service as non-executive chairman of the board of directors;
•
$25,000 per year additionally for service as lead independent director of the board of directors;
•
$20,000 per year additionally for service as chairman of the audit committee;
•
$10,000 per year additionally for service as an audit committee member;
•
$15,000 per year additionally for service as chairman of the compensation committee;
•
$7,500 per year additionally for service as a compensation committee member;
•
$10,000 per year additionally for service as chairman of the nominating and governance committee; and
•
$5,000 per year additionally for service as a nominating and governance committee member.

Each annual cash retainer and additional annual fee is be paid quarterly in arrears on a prorated basis.

Equity Compensation.

Non-employee directors are eligible to receive each type of award that may be granted (except incentive stock options) under the 2021 Plan (or the applicable equity plan in place at the time of grant), including discretionary awards not covered under the outside director compensation policy. Nondiscretionary, automatic grants of restricted stock units are made to our non-employee directors as follows:

•
Initial RSU Grant. Each person who first becomes a non-employee director automatically will be granted an award of restricted stock units (an Initial Award), covering a number of shares of our common stock having a value of $200,000, with any resulting fraction rounded down to the nearest whole share. The Initial Award will be granted automatically on the first trading day on or after the date on which such individual first becomes a non-employee director (the Initial Start Date), whether through election by our stockholders or appointment by our board to fill a vacancy. If an individual was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle the non-employee director to an Initial Award. Each Initial Award will be scheduled to vest as follows: 1/12th of the restricted stock units subject to the Initial Award will vest each quarter following the Initial Start Date, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.
•
Annual RSU Grant. Each non-employee director automatically is granted an award of restricted stock units (an Annual Award), with a value of $120,000 on the date of each annual meeting of our board of directors (the Annual Meeting); provided that the first Annual Award granted to an individual who first becomes a non-employee director following the date of the Annual Meeting will have a value equal to the product of (A) $120,000 multiplied by (B) a fraction, (i) the numerator of which is the number of fully completed months between the applicable Initial Start Date and the date of the first Annual Meeting to occur after such individual first becomes a non-employee director, and (ii) the denominator of which is 12; provided further that any resulting fraction with respect to an Annual Award shall be rounded down to the nearest whole share underlying the restricted stock unit. Each Annual Award will vest as follows: 1/4th of the restricted stock units subject to the Annual Award will be scheduled to vest each quarter following the grant date, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

The “value” for the Initial Awards and Annual Awards described above means the grant date fair value calculated in accordance with U.S. generally accepted accounting principles, or such other methodology our board of directors or compensation committee may determine.

In the event of a Change in Control, as such term is defined in the 2021 Plan, each non-employee director will fully vest in his or her outstanding equity awards, including any Initial Awards and Annual Awards, provided that the non-employee director continues to be a non-employee director through the date of the change in control.

Pursuant to our outside director compensation policy, no non-employee director may be issued, in any fiscal year, cash retainers or fees and equity awards with an aggregate value greater than $600,000, increased to $900,000 for the fiscal year an individual initially becomes a member of our board of directors.

Director compensation for fiscal 2022

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their service as directors. During 2022, Mr. Clapper was our employee and executive officer and therefore, did not receive compensation as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Jill D. Anderson	55,000	119,999	174,999
Ali Behbahani, M.D.	60,000	119,999	179,999
Catherine Coste	67,500	119,999	187,499
Niquette Hunt	45,000	119,999	164,999
Ross A. Jaffe, M.D.	90,000	119,999	209,999
David M. Renzi	55,493	119,999	175,492
Derrick Sung	22,500	199,999	222,499

(1) The amounts reported in this column represent the aggregate grant date fair value of the stock awards given to our directors in the applicable fiscal year, calculated in accordance with ASC Topic 718. In the case of RSUs, the aggregate grant date fair value of the awards is determined by multiplying the number of units granted by the closing price of our common stock on the Nasdaq Global Market on the grant date. The valuation assumptions used in determining the grant date fair value of the stock awards are further described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. The amounts reflect the accounting charge for the stock awards and do not correspond to the actual economic value that may be received by the directors upon vesting or settlement of the stock awards

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2022.

Name	Grant Date (1)	Aggregate Number of Shares Underlying Stock Awards	Aggregate Number of Shares Underlying Option Outstanding (#)(2)	Options exercise price per Share ($) (3)	Option expiration Date
Jill D. Anderson	6/10/2022	24,896(5)	-	-	-
	6/16/2021	-	60,783(4)	13.12	6/16/2031
Ali Behbahani, M.D.	6/10/2022	24,896(5)	-	-
Catherine Coste	6/10/2022	24,896(5)	-	-	-
Niquette Hunt	6/10/2022	24,896(5)	-	-
	6/16/2021	-	60,783(10)	13.12	6/16/2031
Ross A. Jaffe, M.D.	6/10/2022	24,896(5)	-	-
David M. Renzi (11)	2/14/2017	-	34,646(6)	0.61	2/14/2027
	5/09/2019	-	9,178(7)	0.61	5/09/2019
	6/16/2021	-	18,010(8)	13.12	6/16/2031
	6/10/2022	24,896(5)	-	-
Derrick Sung	7/19/2022	79,710(5)	-	-

(1)
Each of the outstanding equity awards was granted pursuant to our 2008 Plan or our 2021 Plan.
(2)
All options granted to our directors and executive officers are exercisable immediately subject to a repurchase right in favor of us which lapses as the option vests.
(3)
The amounts in this column are based upon the fair market value of our common stock on the date of grant, as determined by our board of directors. In April 2020 we repriced each outstanding and unexercised stock option held by current service providers (each, an Eligible Option), to a new exercise price of $0.61 per share, which was no less than the fair value of our common stock as determined by our board of directors on the date of repricing.
(4)
Shares subject to the option vested 25% on April 5, 2022, then in 36 equal monthly installments thereafter.
(5)
1/4th of the restricted stock units subject to this award vest each quarter following the grant date.
(6)
Shares subject to the option vested in 48 equal monthly installments beginning on December 16, 2016.
(7)
Shares subject to the option vest in 48 equal monthly installments beginning on May 10, 2019.
(8)
Shares subject to the option vested 50% on June 16, 2021, then in 24 equal monthly installments thereafter.
(9)
1/12th of the restricted stock units subject to this award vest each quarter following the grant date.
(10)
Shares subject to the option vested 25% on June 14, 2022, then in 36 equal monthly installments thereafter.
(11)
David M. Renzi effectively stepped down as member of the board of directors on February 9, 2023.

Equity compensation plan information

The following table summarizes our equity compensation plan information as of March 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)
Equity compensation plans approved by security holders
2008 Stock Plan (2)	1,732,328	$6.13	-
2021 Equity Incentive Plan (3)	26,196,211	$9.90	13,410,998
2021 Employee Stock Purchase Plan (4)	-	-	3,541,141
Equity compensation plans not approved by security holders	-	-	-
Total	27,928,539		16,952,138

(1)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock subject to outstanding RSUs, which have no exercise price.
(2)
Our board of directors adopted, and our stockholders approved, the 2008 Stock Plan, as amended (the 2008 Plan). In connection with our initial public offering and the adoption of the 2021 Plan, we no longer grant awards under the 2008 Plan; however, all outstanding options issued pursuant to the 2008 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2021 Plan. Includes options to purchase 1,732,328 shares of our common stock outstanding under the 2008 Plan.
(3)
Our board of directors adopted, and our stockholders approved, the 2021 Plan. The 2021 Plan provides that the number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the least of (i) 5,730,915 shares of our common stock, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine. Includes 26,196,211 shares of our common stock issuable under options to purchase common stock and restricted stock units outstanding under our 2021 Plan.
(4)
Our board of directors adopted, and our shareholders approved, the ESPP. The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the least of (i) 9,110,048 shares of our common stock, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as may be determined by our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At the closing of the Share Purchase Agreement, Accelmed Partners II LP (“Accelmed”) purchased from the Company 122,189,638 shares of the Company’s common stock, par value $0.01 per share, and following the closing, Accelmed became a majority stockholder, owning approximately 69.1% of our common stock (based on 176,800,219 shares outstanding as of March 31, 2023), and the Company’s board of directors will be composed of a majority of directors designated by Accelmed. For more information regarding the rights of Accelmed, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022 and February 9, 2023.

At a special meeting of the Company’s stockholders held on February 7, 2023, the Company’s stockholders approved this change in control of the Company.

The following table sets forth the beneficial ownership of our common stock as of March 31, 2023 by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 176,800,219 shares of our common stock outstanding as of March 31, 2023. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2023 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 31, 2023, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person.

We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o Minerva Surgical, Inc., 4255 Burton Dr., Santa Clara, California 95054.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percentage
Greater than 5% Stockholders:
Accelmed Partners II LP(1)	122,189,638	69.11%
NEA Management Co. LLC(2)	34,437,052	19.48%
Executive Officers and Directors:
Jill D. Anderson(3)	110,151	0.06%
Ali Behbahani, M.D.(4)	45,831	0.03%
Daniel Cohen(5)	7,440	0.00%
Catherine Coste(6)	130,819	0.07%
Dominique J. Filloux(7)	374,862	0.21%
Dr. Uri Geiger(8)	122,197,078	69.17%
Niquette Hunt(9)	110,151	0.06%
Ross A. Jaffe, M.D.(10)	132,099	0.07%
Joel R. Jung(11)	236,609	0.13%
Derrick Sung(12)	33,763	0.02%
Todd Usen	-	0.00%
Total ownership Executive Officers and Directors (11 persons)	123,378,803	69.90%

(1)
As reported on Schedule 13D filed with the SEC on February 9, 2023. The 122,189,638 shares of our common stock are held by Accelmed II L.P. (Accelmed LP). Includes Accelmed Partners II GP L.P. (Accelmed GP), which is the general partner of Accelmed LP, Accelmed Partners II, LLC (Accelmed LLC), which is the general partner of Accelmed GP, and Dr. Uri Geiger, who is the managing partner of Accelmed LLC. The principal business address of each of (i) Accelmed GP and Accelmed LP is Ugland House, South Church Street, PO Box 309, Grand Cayman KY1-1104, Cayman Islands, and (ii) Accelmed LLC and Dr. Geiger is 848 Brickell Avenue, #901, Miami, FL 33131. Each of the

foregoing persons, other than Accelmed LP, disclaims beneficial ownership of these shares other than those shares which such person or entity owns of record.
(2)
As reported on Schedule 13D/A filed with the SEC on February 21, 2023. The 34,437,052 shares of our common stock are held by New Enterprise Associates 13, L.P. (NEA 13), NEA Partners 13, L.P. (NEA Partners 13), which is the sole general partner of NEA 13; and NEA 13 GP, LTD (NEA 13 LTD) (NEA 13 LTD, together with NEA Partners 13, the Control Entities), which is the sole general partner of NEA Partners 13; and Forest Baskett (Baskett), Patrick J. Kerins (Kerins) and Scott D. Sandell (Sandell) (together, the Directors). The Directors are the directors of NEA 13 LTD. Collectively, the above mentioned persons are referred to individually as a “Reporting Person.” NEA 13 is the record owner of the NEA 13 Shares. As the sole general partner of NEA 13, NEA Partners 13 may be deemed to own beneficially the NEA 13 Shares. As the sole general partner of NEA Partners 13, NEA 13 LTD may be deemed to own beneficially the NEA 13 Shares. As members of NEA 13 LTD, each of the Directors may be deemed to own beneficially the NEA 13 Shares. Each Reporting Person disclaims beneficial ownership of the NEA 13 Shares other than those shares which such person owns of record. The address of the principal business office of NEA 13, each Control Entity and Sandell is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. The address of the principal business office of Baskett is New Enterprise Associates, 2855 Sand Hill Road, Menlo Park, California 94025. The address of the principal business office of Kerins is New Enterprise Associates, 5425 Wisconsin Avenue, Suite 800, Chevy Chase, MD 20815.
(3)
Consists of (a) 37,344 shares of our common stock held by Ms. Anderson, of which none may be repurchased by us at the original exercise price, and (b)72,807 shares of our common stock issuable pursuant to outstanding options held by Ms. Anderson, all of which are exercisable within 60 days of March 31,2023, 29,133 of which are fully vested.
(4)
Consists of 45,831 shares of our common stock held by Dr. Behbahani.
(5)
Consists of 7,440 shares of our common stock issuable pursuant to outstanding options held by Mr. Cohen, of which 7,440 are exercisable within 60 days of March 31, 2023,none of which are fully vested.
(6)
Consists of (a) 118,795 shares of our common stock held by Ms. Coste, of which 38,226 may be repurchased by us at the original exercise price, and (b) 12,024 shares of our common stock issuable pursuant to outstanding options held by Ms. Coste all of which are exercisable within 60 days of March 31,2023, none of which are fully vested.
(7)
Consists of (a) 177,811 shares of our common stock held by Mr. Filloux, of which 55,758 may be repurchased by us at the original exercise price, (b) 126,243 shares of our common stock issuable pursuant to outstanding options held by Mr. Filloux, all of which are exercisable within 60 days of March 31,2023, 45,124 of which are fully vested, and c) 15,050 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.
(8)
Consists of (a) 122,189,638 shares of our common stock held by Mr. Geiger, of which none may be repurchased by us at the original exercise price, and (b) 7,440 shares of our common stock issuable pursuant to outstanding options held by Mr. Geiger, 7,440 of which are exercisable within 60 days of March 31, 2023, none of which are fully vested. Dr. Geiger disclaims beneficial ownership of the 122,189,638 shares owned by Accelmed Partners II LP.
(9)
Consists of (a) 37,344 shares of our common stock held by Ms. Hunt, of which none may be repurchased by us at the original exercise price, and (b) 72,807 shares of our common stock issuable pursuant to outstanding options held by Ms. Hunt, all of which are exercisable within 60 days of March 31, 2023, 26,601 of which are fully vested.
(10)
Consists of (a) 94,755 shares of our common stock held by The Jaffe Family Trust dtd 7/9/91 for which Dr. Jaffe serves as trustee, and (b) 37,344 shares of our common stock held by Dr. Jaffe. Dr. Jaffe may be deemed to exercise voting and investment control over all of the shares held by The Jaffe Family Trust dtd 7/9/91.
(11)
Consists of (a) 165,520 shares of our common stock held by Mr. Jung, of which 45,344 may be repurchased by us at the original exercise price, (b) 135,175 shares of our common stock issuable pursuant to outstanding options held by Mr. Jung all of which 135,175 are exercisable within 60 days of March 31,2023, 37,274 of which are fully vested and c) 15,050 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.
(12)
Consists of (a) 14,493 shares of our common stock held by Mr. Sung, and b) 7,247 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of each transaction since January 1, 2020, and each currently proposed transaction, in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or exceeds $120,000;
•
any of our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Convertible note financings

From March 2018 through May 2020, we issued and sold subordinated secured convertible promissory notes having an aggregate principal amount of $65.2 million. These secured convertible promissory notes were outstanding as of September 30, 2021 and have an annual compound interest rate of 8.0%, resulting in aggregate accrued interest of $13.6 million as of that date. The following table summarizes the aggregate principal amounts of the secured convertible promissory notes issued to our related parties.

Loan Amounts ($)
Participants(1)
Robert K. Anderson(2)	560,639
David Auth PhD(3)	643,317
Ali Behbahani M.D.(4)	30,853
CVF, LLC(5)	11,619,692
New Enterprise Associates 13, Limited Partnership(6)	32,753,419
Novo Holdings A/S(7)	5,550,060
The Jaffe Family Trust dtd 7/9/91, Ross A Jaffe M.D., Trustee(8)	917,806
Versant Side Fund IV, L.P.(9)	16,404
Versant Venture Capital IV, L.P.(9)	2,604,019
Vivo Ventures Fund VII, L.P.(10)	8,143,235
Vivo Ventures VII Affiliates Fund, L.P.(10)	177,481

(1)
Additional details regarding these stockholders and their equity holdings are included in this proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
(2)
Robert K. Anderson is a former member of our board of directors.
(3)
David Auth Ph.D. is a former member of our board of directors.
(4)
Ali Behbahani M.D. is a member of our board of directors.
(5)
CVF, LLC beneficially owns more than 5% of our outstanding capital stock.
(6)
Entities affiliated with New Enterprise Associates beneficially own more than 5% of our outstanding capital stock. Ali Behbahani M.D. is an affiliate of New Enterprise Associates and a member of our board of directors.
(7)
Novo Holdings A/S owns more than 5% of our outstanding capital stock.
(8)
Ross A Jaffe, M.D. is a member of our board of directors.
(9)
Entities affiliated with Versant Ventures beneficially own more than 5% of our outstanding capital stock. Dr. Jaffe is an affiliate of Versant Ventures and a member of our board of directors.
(10)
Entities affiliated with Vivo Ventures beneficially own more than 5% of our outstanding capital stock. Albert Cha M.D. is an affiliate of Vivo Ventures and a former member of our board of directors.

Boston Scientific Corporation asset purchase

In May 2020, we entered into an Asset Purchase Agreement (as amended, the APA) with BSC and certain of its affiliates in connection with our acquisition of BSC’s intrauterine health assets. In connection with the APA, we also entered into an in-bound license agreement, an out-bound license agreement, a supply agreement and a transition services agreement, among other ancillary agreements. As partial consideration for BSC’s assets, at the closing of the transaction, we paid $15.0 million and issued BSC 1,331,411 shares of our Series D redeemable convertible preferred stock. Following our initial public offering, we made a deferred payment of $15.0 million and a $10 million payment to satisfy the Development Milestone under the APA. Additionally, in 2022, we paid $5 million to satisfy the first Revenue Milestone payment under the APA, and satisfy the remaining obligation to BSC.

Investors’ rights agreement

We are party to an amended and restated investors’ rights agreement (IRA), dated as of December 19, 2012, which provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. Ali Behbahani M.D. and Ross A. Jaffe M.D. are members of our board of directors, and are affiliated with New Enterprise Associates and its affiliates, and Versant Ventures and its affiliates, which are parties to the IRA.

Apical Instruments

Bruno Strul Ph.D. is the President, Chief Executive Officer and sole shareholder of Apical Instruments, Inc. (Apical), which is a supplier of our controllers. For the years ended December 31, 2020 and 2021 fees charged by Apical for products purchased were less than $0.2 million and $0.2 million, respectively. As of December 31, 2020 and 2021, amounts owed to Apical were less than $0.1 million and $0.1 million, respectively. Dr. Strul served on our board of directors during these periods and until his resignation in April 2021.

2023 Private Placement

Accelmed Partners II LP (“Accelmed”) and New Enterprise Associates 13, L.P. (“New Enterprise Associates”), pursuant to the Share Purchase Agreement, dated as of December 27, 2022 (the “Share Purchase Agreement”), by and among the Company, Accelmed and New Enterprise Associates, purchased an aggregate of 146,627,565 shares (the “Shares”) of our common stock at a purchase price of $0.2046 per share. Pursuant to the Share Purchase Agreement, Accelmed currently has the right, for so long as Accelmed owns twenty-five percent (25%) or more of our outstanding common stock, to designate for appointment to our Board of Directors as a director the lesser of (i) the number of directors constituting a majority of our Board of Directors, and (ii) if the Company is listed at such time on a national securities exchange, the number of directors of our Board of Directors equivalent to Accelmed’s proportional equity ownership of shares of our common stock from time to time.

Pursuant to a Registration Rights Agreement entered into on February 9, 2023 with Accelmed and New Enterprise Associates (collectively, the “Purchasers”), we agreed to, subject to certain exceptions, to register the Shares. In the event that the Company fails to file (or confidentially submit) and obtain and maintain effectiveness of the registration statement, or if certain events occur with respect to the listing or trading of the Shares (such events, the “Registration Events”), the Company, subject to certain exceptions, must make payments to each holder of the Shares, as liquidated damages, a cash sum calculated at a rate equal to 0.5% of the aggregate purchase price paid by such holder pursuant to the Purchase Agreement for any Shares held by such holder on the date of the Registration Event.

Family member employment

Since 2015, the son of David M. Clapper, our former President, Chief Executive Officer, and a member of our board of directors, has been employed by us and currently serves as our Director of Brand Strategy and Market Development. Mr. Clapper’s son was also employed by us from 2011 to 2014. In 2021 and 2022, Mr. Clapper’s son earned total compensation of approximately $251,000 and $229,000, respectively. The total compensation for Mr. Clapper’s son in 2023 was approximately $94,000. Mr. Clapper's son resigned from the Company in March 2023. Total compensation includes salary, bonus, and stock awards. The compensation of Mr. Clapper’s son is consistent with that of other employees with equivalent qualifications and responsibilities and holding similar positions. Mr. Clapper recused himself from any decision regarding the hiring of, or compensation related to, his son.

Since 2019, the son of Dominique J. Filloux, our Chief Operating Officer, has been employed by us as a Sales Operations Analyst. In 2021 and 2022, Mr. Filloux’s son earned total compensation of approximately $88,000 and $105,000, respectively. The anticipated total compensation for Mr. Filloux’s son in 2023 is approximately $119,000. Total compensation includes salary, bonus, and stock awards. The compensation of Mr. Filloux’s son is consistent with that of other employees with equivalent qualifications and responsibilities and holding similar positions. Mr. Filloux recused himself from any decision regarding the hiring of, or compensation related to, his son.

Limitation of liability and indemnification of officers and directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•
any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that they are or were one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that they are or were one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding.

We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws and in indemnification agreements that we have entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Policies and procedures for related party transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related parties in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related party has or will have a direct or indirect material interest. Our policy regarding transactions between us and related parties provides that a related party is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14. Principal Accounting Fees and Services.

Our audit committee has appointed BDO USA, LLP (San Jose, CA) (PCAOB ID: 243) (BDO) as our independent registered public accounting firm to audit our financial statements for our fiscal year ending December 31, 2022. BDO served as our independent registered public accounting firm for the fiscal year ended December 31, 2021.

The following table presents fees for professional audit services and other services rendered to us by BDO for our fiscal years ended December 31, 2021 and 2022.

	Fiscal Year ended
	2021	2022
Audit Fees (1)	869,300	589,000
Audit-Related Fees	-	-
Tax Fees	39,520	-
All Other Fees	-	-
Total Fees	908,820	589,000

(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audits of our financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

Pre-approval policies and procedures

The audit committee has procedures in place for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, BDO. The audit committee generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

Auditor independence

In 2022, there were no other professional services provided by BDO, other than those listed above, that would have required our audit committee to consider the independence of BDO.

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

Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant, dated February 7, 2023.	8-K	2/7/23	3.1

3.2	Amended and Restated Bylaws of the registrant, dated February 7, 2023.	8-K	2/7/23	3.2

4.1	Form of common stock certificate of the registrant.	S-1/A	10/15/21	4.1

4.2	Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain holders of its capital stock dated as of December 19, 2012, as amended.	S-1	9/27/21	4.2

4.3	Description of the Registrant’s Securities.	10-K	3/22/23	4.6

4.4	Registration Rights Agreement dated February 9, 2023 by and among the registrant and purchasers.	8-K	2/7/22	10.1

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	9/27/21	10.1

10.2+	2021 Equity Incentive Plan and related form agreements.	S-1/A	10/15/21	10.2

10.3+	2008 Stock Plan, as amended, and related form agreements.	S-1	9/27/21	10.3

10.4+	2021 Employee Stock Purchase Plan.	S-1/A	10/15/21	10.4

10.5+	Outside Director Compensation Policy.	S-1	9/27/21	10.5

10.6	Sublease by and between the registrant and PneumRx, Inc. dated June 5, 2019.	S-1	9/27/21	10.6

10.7#	Loan and Security Agreement, dated as of October 8, 2021, between the registrant and Canadian Imperial Bank of Commerce.	S-1/A	10/15/21	10.19

10.8#	Asset Purchase Agreement by and among the registrant, Boston Scientific Corporation and certain affiliates of Boston Scientific Corporation dated April 28, 2020, as amended by Amendment No. 1 dated May 14, 2021 and Amendment No. 2 dated September 9, 2021.	S-1	9/27/21	10.8

10.9	Non-Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.9

10.10	Exclusive License Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.10

10.11#	Supply Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.11

10.12#	Transition Services Agreement by and between the registrant and Boston Scientific Corporation dated May 11, 2020.	S-1	9/27/21	10.12

10.13	License Agreement by and between the registrant and Hermes Innovations, LLC effective October 31, 2008.	S-1	9/27/21	10.13

10.14	Confirmatory Employment Letter by and between the registrant and David M. Clapper.	S-1/A	10/15/21	10.14

10.15	Confirmatory Employment Letter by and between the registrant and Eugene V. Skalnyi, M.D.	S-1/A	10/15/21	10.15

10.16	Confirmatory Employment Letter by and between the registrant and Dominique J. Filloux.	S-1/A	10/15/21	10.16

10.17+	Employee Incentive Compensation Plan.	S-1	9/27/21	10.17

10.18+	Form of Change in Control Severance Agreement.	S-1/A	10/15/21	10.18

10.19#	Loan and Security Agreement by and between the registrant and Canadian Imperial Bank of Commerce dated October 8, 2021.	S-1/A	10/15/21	10.19

10.20	Lease by and between the registrant and Washcop Limited Partnership dated July 29, 2022.	10-K	3/22/23	10.20

10.21	Share Purchase Agreement dated December 27, 2022 by and among the registrant and the Purchasers.	8-K	12/27/22	10.1

10.22	Voting Side Letter dated December 27, 2022 by and among the registrant and the Stockholders	8-K	12/27/22	10.2

10.23	Consulting Agreement dated December 27, 2022 by and between the registrant and David Clapper.	8-K	12/27/22	10.1

10.24	Separation and Release Agreement dated December 27, 2022 by and between registrant and David Clapper.	8-K	10/27/22	10.2

10.25	Offer Letter dated December 14, 2022 by and between the registrant and Todd Usen.	8-K	12/27/222	10.3

10.26	Registration Rights Agreement dated February 9, 2023 by and between the registrant, Accelmed Partners II L.P. and New Enterprise Associates 13, L.P.	8-K	2/7/23	10.1

10.27	Confirmatory Employment Letter by and between the registrant and Joel R. Jung.				X

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.	10-K	3/22/23	23.1

24.1	Power of Attorney (incorporate by reference to the signature page to this Annual Report on Form 10-K).	10-K	3/22/23	24.1

31.1	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted	10-K	3/22/23	31.1

	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment No. 1.

31.2	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment No. 1.	10-K	3/22/23	31.2

31.3	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/22/23	32.1

32.2*	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/22/23	32.2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the first day of May, 2023.

MINERVA SURGICAL, INC.

By:	/s / Todd Usen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer, and Accounting Officer)