Form 10-Q
period 2023-03-31
MINERVA SURGICAL INC
filed 2023-05-03
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023 the registrant had 176,842,499 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;
•
our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities or other borrowings;
•
if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock;
•
being a "controlled company" within the meaning of Nasdaq rules and, as a result, qualifying for and intending to rely on exemptions from certain corporate governance requirements;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,255	$6,942
Restricted cash, current	604	604
Accounts receivable, net	7,392	7,244
Inventory	17,195	16,850
Prepaid expenses and other current assets	3,665	4,479
Total current assets	54,111	36,119
Restricted cash, net of current portion	265	265
Intangible assets, net	24,733	26,778
Property and equipment, net	5,375	5,042
Operating lease right-of-use asset	109	270
Other non-current assets	575	426
Total assets	$85,168	$68,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,690	$2,804
Accrued compensation	3,142	3,701
Accrued liabilities	4,723	5,524
Operating lease liability	143	355
Current portion of long-term debt	5,139	1,894
Total current liabilities	16,837	14,278
Long-term debt	34,260	37,441
Total liabilities	51,097	51,719
Commitments and contingencies (Note 8)
Stockholders` equity:
Preferred stock, $0.001 par value, 15,000,000 and 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 300,000,000 and 100,000,000 shares authorized, and 176,800,219 shares and 29,816,161 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	176	29
Additional paid-in capital	328,740	300,809
Accumulated other comprehensive income	11	11
Accumulated deficit	(294,856)	(283,668)
Total stockholders’ equity	34,071	17,181
Total liabilities and stockholders’ equity	$85,168	$68,900

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	2023	2022
Revenues	$12,533	$10,935
Cost of goods sold	5,518	5,522
Gross profit	7,015	5,413
Operating expenses
Sales and marketing	10,202	9,473
General and administrative	5,358	4,985
Research and development	1,765	1,255
Total operating expenses	17,325	15,713
Loss from operations	(10,310)	(10,300)
Interest income	38	9
Interest expense	(1,068)	(632)
Other expense, net	(3)	(2)
Net loss before income taxes	(11,343)	(10,925)
Income tax expense	—	—
Net loss	$(11,343)	$(10,925)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.38)
Weighted-average common shares used in computing net loss per share, basic and diluted	96,573,894	28,480,745

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2021	28,822,283	$28	$293,621	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	5,166	—	3	—	—	3
Vesting of early exercised stock options	—	—	39	—	—	39
Stock-based compensation expense	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	28,827,449	$28	$295,186	$11	$(260,481)	$34,744

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2022	29,816,161	$29	$300,809	$11	$(283,668)	$17,181
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	—	155	155
Proceeds from issuance of common stock, Share Purchase Agreement, net	146,627,565	147	26,627	—	—	26,774
Issuance of common stock upon release of RSUs	356,487	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,274	—	—	1,274
Net loss	—	—	—	—	(11,343)	(11,343)
Balances, March 31, 2023	176,800,219	$176	$328,740	$11	$(294,856)	$34,071

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(11,343)	$(10,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	64	61
Depreciation and amortization	2,514	2,668
Non-cash lease expense	161	153
Stock-based compensation expense	1,274	1,523
Change in fair value of contingent consideration liability	—	(151)
Property and equipment write-downs/disposals	—	10
Net changes in operating assets and liabilities:
Accounts receivable, net	7	142
Inventory	(1,128)	(1,127)
Prepaid expenses and other current assets	814	997
Other non-current assets	(149)	—
Accounts payable	942	(550)
Accrued liabilities	(771)	402
Accrued compensation	(559)	(631)
Operating lease liability	(212)	(197)
Net cash used in operating activities	(8,386)	(7,625)
Cash Flows From Investing Activities:
Purchase of property and equipment	(75)	(82)
Net cash used in investing activities	(75)	(82)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock under Share Purchase Agreement, net	26,774	—
Payment of contingent consideration	—	(5,000)
Proceeds from issuance of common stock	—	3
Net cash (used in) provided by financing activities	26,774	(4,997)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,313	(12,704)
Cash, cash equivalents and restricted cash at the beginning of the period	7,811	48,415
Cash, cash equivalents and restricted cash at the end of the period	$26,124	$35,711
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$25,255	$27,904
Restricted cash	869	7,807
Cash, cash equivalents and restricted cash in balance sheets	$26,124	$35,711
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$986	$568
Supplemental Disclosure of Non-cash Items:
Vesting of early exercised stock options	$30	$39
Purchases of property and equipment included in accounts payable	$—	$18
Net reclassification of inventory to property and equipment for customer usage agreements	$783	$805
Cumulative effect adjustment from adoption of ASU 2016-13	$155	$—
Right of use asset acquired under operating lease on the adoption of ASC 842	$—	$894

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

Private Placement

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

The Company incurred a net loss of $11.3 million during the three months ended March 31, 2023 and had an accumulated deficit of $294.9 million as of March 31, 2023. The Company had cash and cash equivalents of $25.3 million as of March 31, 2023.

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

As of March 31, 2023, the Company was in compliance with the financial covenants required by its Loan and Security Agreement with Canadian Imperial Bank of Commerce (the CIBC Agreement). However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months.

A potential financial covenant violation, should it occur, would put the company in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement.

These circumstances impact the Company's ability to fund its current business plan within the twelve months from the date of issuance of these financial statements.

The presence of these conditions, individually or in the aggregate, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

More recently, we have seen the impacts from COVID-19 lessening with hospitals and ASCs returning to more normal operations and supply chain disruptions becoming less frequent. The staffing impacts on hospitals may continue for some time but the elimination of elective procedures has been diminishing. The ultimate extent of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change. This impact may result in a material, adverse impact on liquidity, capital resources, supply chain, operations and revenue and may affect third parties on which the Company relies.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

Unaudited interim financial information

The accompanying condensed balance sheet as of March 31, 2023, the condensed statements of operations, the condensed statements of stockholders’ equity and condensed statements of cash flows for the periods ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2022 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three-month periods ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2023 and 2022 are also unaudited. The results for the three-month period ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three-month periods ended March 31, 2023 and 2022, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 22, 2023. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2022, except for the accounting policy related to FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments discussed below.

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

Change in accounting estimate

In accordance with our policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review, which included a study of historic replacement requirements, indicated that the actual lives of equipment under customer usage agreements were longer than the estimated useful lives used for depreciation purposes. As a result, effective January 1, 2023, the Company changed its estimate of the useful lives of equipment under customer usage agreements from three to five years. The effect of this change in estimate was to reduce depreciation expense by $0.3 million, decrease net loss by $0.3 million and decrease basic and diluted loss per share by an immaterial amount, for the three months ended March 31, 2023.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates its fair value and is classified as a Level 2 liability.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At March 31, 2023 and 2022, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

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

Accounts Receivable and Estimated Credit Losses

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material cumulative effect on opening accumulated deficit as of January 1, 2023 and did not have a material impact on the Company’s financial statements for the three months ended March 31, 2023.

As of January 1, 2023, accounts receivable are recorded at invoice value, net of the Company's reserve for estimated credit losses. The Company applies its loss-rate method to measure its estimated credit loss for receivables using its historical collection experience, current and ongoing evaluation of customer balances including transaction history, aging status and financial condition of its customers, plus reasonable and supportable forecast of future economic market conditions. Specific credit loss reserve amounts are established to record the appropriate reserve for the Company's current estimate of credit losses (CECL) reserves for its pool of identified customers that have an identified risk of default. A general credit loss reserve is then established based upon the Company’s assessment of estimated credit losses for its remaining receivables pool based on its loss-rate method. Balances are written-off when they are ultimately determined to be uncollectible.

The following table summarizes the activity in the reserve for credit loss account (in thousands):

January 1, 2023	$542
Amounts charged (reversed) to costs and expenses	(1)
Write-offs	(26)
March 31, 2023	$515

Advertising costs

Expenses related to advertising of products are charged to sales and marketing expense as incurred. During the three months ended March 31, 2023, the Company incurred $0.1 million in advertising expenses. The Company did not have any material advertising expenses during the three months ended March 31, 2022.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, ~~,~~ redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Because the Company has reported a net loss for the three-month periods ended March 31, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-3, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13) effective January 1, 2023, using the modified retrospective approach with a cumulative effect adjustment to the accumulated deficit at the beginning of the period of adoption. Upon adoption of ASU 2016-13, the Company derecognized its allowance for doubtful accounts of $0.7 million, recognized a CECL reserve of $0.5 million with a net adjustment to retained earnings of $0.2 million as of January 1, 2023 with no resulting impact to the condensed statements of operations or condensed statements of cash flows.

4. Revenue

Disaggregation of revenue

	For the Three Months Ended March 31,
	2023	2022
Minerva ES	45.2%	44.0%
Genesys HTA	27.8%	30.3%
Symphion	26.3%	25.1%
Other	0.7%	0.6%
	100.0%	100%

For the three months ended March 31, 2023 and 2022, approximately 100% and 99.4% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents 0.1% and less than 1.0% of the Company’s revenue for the three-month periods ended on March 31, 2023 and 2022. In addition, for the three months ended March 31, 2023 and 2022, 98.3% and 97.0% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable, net	$7,392	$7,244
Contract liability—current (see Note 6)	$581	$339

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

Fair value of assets and liabilities

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,687	$—	$—	$20,687
Total financial assets	$20,687	$—	$—	$20,687

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,149	$—	$—	$3,149
Total financial assets	$3,149	$—	$—	$3,149

The change in fair value of the contingent consideration liability is summarized below (in thousands):

Contingent consideration liability
Fair value, December 31, 2021	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	$8,943

As of December 31, 2022, the contingent consideration liability due to BSC for the potential future milestone payment was resolved and a liability was no longer recorded.

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash	$4,568	$3,793
Cash equivalents:
Money market funds	20,687	3,149
Total cash and cash equivalents	$25,255	$6,942

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$7,295	$7,142
Component materials	9,900	9,708
Total inventory	$17,195	$16,850

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$2,465	$2,164
Prepaid insurance	1,009	1,560
Other current assets	191	755
Total prepaid expenses and other current assets	$3,665	$4,479

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		March 31,	December 31,
	Useful life (years)	2023	2022
Computers and software	2	$398	$343
Machinery and equipment	3	667	664
Furniture and fixtures	7	48	48
Tools and dies	2	901	900
Construction in progress	—	88	131
Equipment under customer usage agreements	5	13,733	13,226
Leasehold improvements	Lesser of useful life or lease term	155	155
		15,990	15,467
Less: accumulated depreciation and amortization		(10,615)	(10,425)
Property and equipment, net		$5,375	$5,042

Depreciation and amortization expense on property and equipment was $0.5 million and $0.6 million for the three-month periods ended on March 31, 2023 and 2022, respectively. Of this amount $0.4 million and $0.6 million for the three-month periods ended on March 31, 2023 and 2022, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold, which reflects a change in estimate of $0.3 million reducing depreciation expense recognized during the three-month period ended March 31, 2023. See Note 2 for further information.

Intangible asset, net

Intangible asset, net consist of the following (in thousands):

		March 31, 2023
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.7	$3,969	$(1,756)	$2,213
Developed technology	0.2	30,819	(8,860)	21,959
Customer relationships	7.2	13,466	(12,905)	561
Total intangible assets		$48,254	$(23,521)	$24,733

		December 31, 2022
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.9	$3,969	$(1,603)	$2,366
Developed technology	0.4	30,819	(8,090)	22,729
Customer relationships	7.4	13,466	(11,783)	1,683
Total intangible assets		$48,254	$(21,476)	$26,778

Amortization expense on intangible assets was $2.0 million for the three-month periods ended on March 31, 2023 and 2022.

Future amortization expense of intangible assets related to the acquisition of assets from Boston Scientific Corporation (BSC) as of March 31, 2023 is as follows (in thousands):

2023 (remaining nine months)	$3,331
2024	3,693
2025	3,693
2026	3,614
2027	3,082
Thereafter	7,320
Total	$24,733

Accrued compensation

Accrued compensation consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued vacation	$1,550	$1,559
Accrued bonuses	651	1,248
Accrued commissions	843	730
Other accrued personnel related expenses	98	164
Total accrued compensation	$3,142	$3,701

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrual for litigation	$2,000	$2,000
Accrued professional fees	400	643
Accrued sales and use taxes	339	271
Accrual for inventory in transit	-	663
Contract liability	581	339
Accrued interest expense	339	321
Others	1,064	1,287
Total accrued liabilities	$4,723	$5,524

As of March 31, 2023, inventory in transit of $0.7 million had been invoiced and recognized into accounts payable.

7. Debt

CIBC term loan

On October 8, 2021, the Canadian Imperial Bank of Commerce (CIBC) and the Company entered into a Loan and Security Agreement (the CIBC Agreement), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of March 31, 2023, the CIBC Loan had an annual effective interest rate of 11.9% per annum. The Company may prepay the CIBC Loan in whole or in parts.

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

The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(601)	(665)
Accrued interest	339	321
Term loan	$39,738	$39,656

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three-month periods ended March 31, 2023 and 2022, the Company recorded interest expense of $1.1 million and $0.6 million, which include interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million, respectively.

Contractual maturities of financing obligations

As of March 31, 2023, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2023 (remaining nine months)	$5,650
2024	16,323
2025	14,958
2026	12,508
Total	49,439
Less: unamortized debt discounts and issuance costs	(601)
Less: interest	(9,100)
Term loan	$39,738

8. Commitments and Contingencies

Operating lease

The Company's corporate headquarters, research and development facilities, manufacturing and distribution center are located in Santa Clara, CA (Santa Clara facility) and are subject to a non-cancellable operating sublease that terminates in May 2023. On July 29, 2022, the Company entered into a new operating lease arrangement (Mission Park Lease) for its current Santa Clara facility. The new lease commences on June 1, 2023 and will expire on May 31, 2028 and contains monthly base rent payments of approximately $88,341 that increase annually by 3% over the term of the lease. In addition to the base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the new lease. The Company established a letter of credit for $0.3 million as collateral for the Mission Park Lease in favor of the new lessor and it is recorded as restricted cash on the balance sheet.

The Company recognized rent expense on the Santa Clara facility of $0.2 million for each of the three-month periods ended on March 31, 2023 and 2022.

The Company adopted ASC 842 and the related amendments on January 1, 2022. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three-month periods ended March 31, 2023 and 2022:

For Three Months Ended March 31, 2023
Lease Cost	(in thousands)
Operating lease cost	$163
Variable lease cost	—
Total lease cost	$163
Other Information
Operating cash flows used for lease liabilities	$212
Right of use asset acquired under operating lease on the adoption of ASC 842	$109
Weighted average remaining lease term (in years)	0.2
Weighted average incremental borrowing rate	4.0%

As of March 31, 2023, operating lease right of use assets were $0.1 million and operating lease liabilities were $0.1 million. The Company has no finance leases.

The maturities of the operating lease liabilities were as follows (in thousands):

March 31, 2023
2023 minimum payments	$143
Total undiscounted lease payments	143
Less: imputed interest	—
Total operating lease liability, current maturities	$143

The future minimum lease payments under all non-cancelable operating lease obligations as of March 31, 2023 were as follows (in thousands):

2023 (remaining two months)	$143
Total minimum lease payments	$143

The Company maintains letters of credit of $0.5 million in connection with the Company’s Santa Clara Lease. As of March 31, 2023 and December 31, 2022, the cash amount associated with the Santa Clara Lease is recorded as restricted cash on the balance sheet.

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

Second Hologic Action

On July 8, 2020, Hologic sued the Company alleging willful infringement of one of the same patents as in the First Action, the ’348 patent, in the U.S. District Court for the District of Delaware. Hologic accused the Company’s newer EAS Handpiece of infringing the patent for the approximately five-month period before that patent expired on November 19, 2018. The Company has answered, denying infringement and willfulness. Due to COVID-19 and the on-going appeal of the First Hologic Action at the time, the case was stayed twice. In late 2022, the court lifted the stay and has scheduled trial for August 21, 2023. As of March 31, 2023, the Company recognized a legal accrual which represents management’s best estimate of the potential loss from this litigation.

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

9. Income Taxes

The Company did not record an income tax provision for the three-month periods ended March 31, 2023 and 2022. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

10. Stockholders’ Equity

Preferred stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 15,000,000 shares of $0.001 par value preferred stock.

Common stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 300,000,000 shares of $0.001 par value common stock.

Private Placement

On December 27, 2022, the Company entered into a Purchase Agreement and agreed to sell an aggregate of 146,627,565 shares of the Company’s common stock. On February 9, 2023, the Private Placement closed and the Company issued the shares.

Common stock warrants

As of March 31, 2023, the Company`s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

Shares reserved for future issuance

The Company has shares of common stock reserved for future issuances as follows:

	March 31,	December 31,
	2023	2022
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	27,056,747	2,290,596
Common stock available for future grants	13,557,722	374,099
Restricted stock units issued and outstanding	871,792	1,247,059
Common stock available for ESPP	3,541,141	62

2008 Stock Plan and 2021 Equity Incentive Plan, as amended (the 2021 and 2008 Plan)

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	2,290,596	$8.33	8.0	$1
Options granted	24,921,277	$0.28
Options exercised	(6)	$0.61
Options forfeited or cancelled	(155,120)	$7.32
Outstanding, March 31, 2023	27,056,747	$0.92	9.7	$1
Shares exercisable March 31, 2023	1,506,339	$8.86	6.0	$-
Vested and expected to vest, March 31, 2023	27,056,747	$0.92	9.7	$1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of March 31, 2023 and December 31, 2021. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was de minimis.

The total fair value of options that vested during the three months ended March 31, 2023 and 2022 was $0.8 million and $1.0 million, respectively. The options granted during the three months ended March 31, 2023 and 2022 had a weighted-average per share grant-date fair value of $0.20 per share and $3.50 per share, respectively. As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested stock options was $8.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three months ended March 31, 2023 and 2022, the Company had no repurchases of common stock. As of March 31, 2023 and December 31, 2022, there were 140,413 shares and 188,025 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of March 31, 2023 and December 31, 2022 were $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

A summary of RSU activity is set forth below:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	1,247,059	$2.58
Released	(356,487)	$2.58
Forfeited or cancelled	(18,780)	$2.63
Unvested, March 31, 2023	871,792	$2.58

As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $1.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

2021 Employee Stock Purchase Plan, as amended (ESPP)

The fair value of the predicted share purchase rights granted under the ESPP upon the commencement of the offering period was estimated on the date of grant using the Black-Scholes option pricing model applying the following assumptions as of December 1, 2022, the current offering period's commencement date: (i) risk-free interest rate 4.61%, (ii) dividend rate 0%, (iii) expected terms 0.5 year and 1.0 year, and (iv) volatility 77.21% and 76.29%, for the two tranches, respectively.

Compensation expense of less than $0.1 million was recorded into the condensed statement of operations for the three-months ended March 31, 2023.

As of March 31, 2023, the total unrecognized compensation cost related to the ESPP tranches was immaterial, which will be amortized for the two tranches over weighted-average periods of approximately 0.5 years.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$43	$69
Sales and marketing	645	591
Research and development	8	14
General and administrative	578	849
Total	$1,274	$1,523

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$825	$1,026
RSU	425	497
ESPP	24	—
Total	$1,274	$1,523

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected dividends	0%	0%
Expected volatility	77.8	70.8%
Risk-free interest rate	4.2%	1.9%
Expected term	6 years	6 years

11. Net Loss Per Share Attributable To Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss by the weighted-average number of common stock outstanding for the period.

	Quarter Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator
Net loss attributable to common stockholders	$(11,343)	$(10,925)
Denominator:
Weighted-average common stock outstanding	96,573,894	28,480,745
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.38)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	Three Months Ended March 31,
	2023	2022
Common stock warrants	77,842	77,842
Unvested early exercised common stock options	140,413	311,836
Options to purchase common stock	27,056,747	2,179,647
Unvested restricted stock units	871,792	390,750

12. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through March 31, 2023.

13. Subsequent Events

Second Hologic Action and First Minerva Action

On April 19, 2023, Hologic and the Company entered into a settlement agreement resolving all claims associated with their outstanding litigations, see disclosure at Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on From 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2023.

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

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of March 31, 2023, our commercial team consisted of approximately 80 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the three-month period ended March 31, 2023, we generated revenue of $12.5 million, with a gross margin of 56.0% and a net loss of $11.3 million compared to revenue of $10.9 million, with a gross margin of 49.5% and a net loss of $10.9 million for the three-month period ended March 31, 2022.

As of March 31, 2023, we had an accumulated deficit of $294.9 million, cash and cash equivalents of $25.3 million and $40.0 million outstanding debt under the CIBC Agreement before debt discount and accrued interest.

Impact of the COVID-19 pandemic

The global COVID-19 pandemic presents significant volatility, uncertainty and risks to us and has had far reaching impacts on our business, operations, and financial results and condition, directly and indirectly. Our access to many hospitals and other customer sites was periodically restricted to essential personnel, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and other surgery centers had in the past suspended many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers are located.

Quarantines, shelter-in-place and similar government orders have also historically impacted our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which disrupted our supply chain. We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions continued to work from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our other employees and their families from potential exposure to COVID-19, until recently all other staff in our Santa Clara headquarters were requested to work from home.

Certain of these other employees are now working in a hybrid model working mostly from home and occasionally in the office.

\ While we believe that the worst of COVID-19 is behind us, we are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

Key financial data

We measure out business using both financial and operating data and use the following metrics and measures to assess the performance of our overall business, including identifying trends affecting our business, formulating business plans, making strategic decisions and assessing operational efficiencies.

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three months ended March 31, 2023, nearly 100% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents approximately 0.1% of revenue. Further, for the three months ended March 31, 2023, 98.3% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

Gross margin

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and will continue to be, affected by a variety of factors, including: production volumes, the cost of direct materials and products supplied by our contract manufacturers, product mix, manufacturing costs, product yields, headcount, and cost-reduction strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. However, we expect our gross margin to fluctuate from period to period based upon the factors described above as well as seasonality.

Operating expenses

Our operating expenses consisted of sales and marketing costs, general and administrative costs, and research and development costs.

Sales and marketing

We have made significant investments in building our commercial field organization and intend to make significant investments in sales and marketing activities in the future. Sales and marketing expenses consist primarily of payroll and personnel-related costs for our sales and marketing personnel, including sales variable compensation, stock-based compensation expense, travel expenses, consulting, direct marketing, customer education, trade shows, and promotional expenses. Sales and marketing expenses also includes expenses related to the amortization of the value of customer relationships acquired from BSC.

General and administrative expenses

General and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense, professional fees for legal, patent, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses. During 2022, we recognized the change in value of the contingent consideration liability due to BSC for the potential future milestone payment in general and administrative expenses. The contingent liability was resolved as of December 31, 2022.

Research and development expenses

Research and development expenses have included clinical studies to demonstrate the safety and efficacy of our products, as well as obtain and retain FDA approval. Current research and development expenses consist primarily of costs incurred for the development of our products. These costs consist of engineering and research programs associated with our products under development and improvements to our existing products. These costs include prototype materials, laboratory supplies, regulatory expenses, and an allocation of facility overhead costs. Research and development expenses also include payroll and personnel-related costs and stock-based compensation expense for our research and development employees and consultants, and acquisition of technology with no alternative future uses. We also recognize the amortization cost of intangible assets acquired from BSC for developed technology and patents and trademarks in research and development expenses beginning in May 2020. We expense research and development costs as incurred. We intend to continue making significant investments in research and development, regulatory affairs to support future regulatory submissions for retaining and expanding indications of our products, continuous improvements to our products, and future product developments that address abnormal uterine bleeding in a minimally invasive manner.

Interest expense and income

Interest expense consists primarily of interest expense related to our term loan facilities and convertible notes, including amortization of debt discount and issuance costs. Interest income is predominately derived from investing surplus cash in money market funds.

Other income and expenses

Other income and expenses primarily consist of changes in the fair value of derivative liabilities and redeemable convertible preferred stock warrants liability. The derivative liabilities represent a contingent consideration liability from our BSC product acquisition and were adjusted for changes in fair value at each balance sheet date until the convertible notes are converted or repaid, with any changes in fair value recognized in the statements of operations. The contingent consideration liability was fully resolved as of December 31, 2022.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue	$12,533	$10,935	$1,598	14.6%
Cost of goods sold	5,518	5,522	(4)	(0.1%)
Gross profit	7,015	5,413	1,602	29.6%
Operating expenses
Sales and marketing	10,202	9,473	729	7.7%
General and administrative	5,358	4,985	373	7.5%
Research and development	1,765	1,255	510	40.6%
Total operating expenses	17,325	15,713	1,612	10.3%
Loss from operations	(10,310)	(10,300)	(10)	(0.1%)
Interest income	38	9	29	(322.2%)
Interest expense	(1,068)	(632)	(436)	(69.0%)
Other expense, net	(3)	(2)	(1)	(50.0%)
Net loss before income taxes	(11,343)	(10,925)	(418)	(3.8%)
Income tax expense	—	—	—	—
Net loss	$(11,343)	$(10,925)	$(418)	(3.8%)

Revenue

Revenue increased by $1.6 million, or 14.6%, to $12.5 million during the three-month period ended March 31, 2023, compared to $10.9 million during the three-month period ended March 31, 2022. Overall increase in revenue was primarily due to higher Minerva ES and Symphion revenue compared to the prior year's period.

Revenue had been significantly impacted in the three-months ended March 31, 2022 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic due to ongoing hospital constraints on elective surgeries.

For the three-month periods ended March 31, 2023 and 2022, sales of Minerva ES contributed 45.2% and 44.0% of revenue, respectively; sales of the Genesys HTA contributed 27.8% and 30.3% of revenue, respectively; sales of Symphion contributed 26.3% and 25.1% of revenue, respectively; and sales of other products and warranties contributed 0.7% and 0.6% of revenue, respectively.

Cost of goods sold

Cost of goods sold were essentially flat at $5.5 million during the three-month period ended March 31, 2023, compared to the prior year's period. This result is due to growth in the sales volume of our major product lines, mostly offset by decreased overhead spending during the comparable period. Additionally, due to the change in estimate for the useful life of equipment at customers, amortization expense decreased for the current year's period by $0.3 million.

Gross margin

Our gross margin increased from 49.5% for the three-month period ended March 31, 2022 to 56.0% for the three-month period ended March 31, 2023. The gross margin was impacted by a decrease in overhead spending compared to the same period of 2022, as well as an increased volume of product sales, which resulted in overhead costs being spread over a larger base of revenue. Additionally, certain overhead expenses incurred are capitalized into inventory and expensed as units are sold, and varying levels of inventory manufactured and on hand from period-to-period can result in gross margin swings. Accordingly, during the first quarter of 2023, there was an overall increase in total overhead that was capitalized into inventory, contributing to the increase in the gross margin. Lastly, in the three-month period ended March 31, 2023 there was a change in the accounting estimate for the useful life of equipment placed with customers. The useful life of this capital equipment was increased from three to five years, resulting in a decrease in amortization charges that are captured in the cost of goods sold.

Sales and marketing expenses

Sales and marketing expenses increased by $0.7 million, or 7.7%, to $10.2 million during the three-month period ended March 31, 2023, compared to $9.5 million during the prior year's period. The increase was primarily due to a growth in sales force and related costs including higher commissions, partially offset by lower marketing costs, website expenses and other services.

General and administrative expenses

General and administrative expenses increased by $0.4 million, or 7.5%, to $5.4 million during the three-month period ended March 31, 2023, compared to $5.0 million during the prior year's period. The increase was primarily due to increased professional services for accounting, tax and legal services, and increases in recruiting related expenses, partially offset by a reduction in insurance premiums and stock-based compensation expenses.

Research and development expenses

Research and development expenses increased by $0.5 million, or 40.6%, to $1.8 million in the three-month period ended March 31, 2023, compared to $1.3 million in the prior year's period. The increase was primarily due to increased spending on outside services to support ongoing product enhancements and development.

Interest expense and income

Interest expense increased by $0.4 million, or 69.0%, to $1.1 million during the three-month period ended March 31, 2023, compared to $0.6 million during the prior year's period, primarily due to an increase in interest rate on the CIBC loan over the prior year's period.

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

	Quarter Ended March 31,
(in thousands, except percentage figures)	2023	2022

Net loss	$(11,343)	$(10,925)
Depreciation and amortization	2,514	2,668
Interest expense, net	1,030	623
EBITDA	(7,799)	(7,634)
EBITDA margin	(62.2%)	(69.8%)
Adjustments:
Stock-based compensation expense	1,274	1,523
Change in fair value of contingent consideration liability	-	(151)
Adjusted EBITDA	$(6,525)	$(6,262)
Adjusted EBITDA margin	(52.1%)	(57.3%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of March 31, 2023, we had an accumulated deficit of $294.9 million, cash and cash equivalents of $25.3 million and $40.0 million of outstanding debt under the CIBC Agreement before debt discount and accrued interest. We incurred a net loss of $11.3 million during the three months ended March 31, 2023.

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

We prepared an internal forecast that includes alternatives to refinance our outstanding term loan and to potentially raise additional capital as needed over the next twelve months. As discussed above, on February 9, 2023, the Company closed the Private Placement, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses payable by the Company. Under the current terms of the outstanding term loan, we will begin repaying the principal balance starting in November 2023, the end of the interest only period. Should the Company fail to refinance the CIBC Agreement or raise additional capital, we expect that the forecasted cash and cash equivalents will not be sufficient to fund the Company's operations for the next twelve months.

As of March 31, 2023, we were in compliance with the financial covenants required by our CIBC Agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements. The presence of these conditions, individually and in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

As of March 31, 2023, we had cash and cash equivalents of $25.3 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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
•
the emergence of competing or complementary technologies; and
•
restructuring, refinancing, or repayment of debt.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,386)	$(7,625)
Investing activities	(75)	(82)
Financing activities	26,774	(4,997)
Net (decrease) increase in cash and cash equivalents	$18,313	$(12,704)

Cash flows used in operating activities

Net cash used in operating activities was $8.4 million for the three-month period ended March 31, 2023, primarily attributable to a net loss of $11.3 million and a net change in net operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $4.0 million. Non-cash charges primarily consist of $2.5 million in depreciation and amortization, $1.3 million in stock-based compensation expense and $0.2 million in non-cash lease expense. The change in net operating assets and liabilities was primarily due to $1.1 million increase in inventory due to strategic purchases of inventory, $0.1 million increase in other non-current assets, $0.4 million decrease in accounts payable and accrued liabilities, and $0.2 million decrease in operating lease liability, partially offset by a $0.8 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $7.6 million for the three-month period ended March 31, 2022, primarily attributable to a net loss of $10.9 million plus a net change in net operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $4.3 million. Non-cash operating charges primarily consist of $2.7 million in depreciation and amortization and $1.5 million in stock-based compensation expense. The change in net operating assets and liabilities was primarily due to $1.1 million increase in inventory, and $0.8 million decrease in accounts payable and accrued liabilities, partially offset by $1.0 million decrease in prepaid expenses and other current assets.

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the three-month period ended March 31, 2023, which was used to purchase property and equipment.

Net cash used in investing activities was $0.1 million for the three-month period ended March 31, 2022, which was used to purchase property and equipment.

Cash flows provided by financing activities

Net cash provided in financing activities was $26.8 million for the three-month period ended March 31, 2023, which mostly relates to the gross proceeds of $30.0 million from the Share Purchase Agreement financing partially offset by related transaction costs.

Net cash used by financing activities was $5.0 million for the three-month period ended March 31, 2022, which primarily relates to $5.0 million payment of contingent consideration.

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

Recent accounting pronouncements

See Note 3 to our Financial Statements “Recent Accounting Pronouncements” for information.

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

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of March 31, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was historically in litigation with Hologic as disclosed in its Annual Report on Form 10-K for the financial year ended December 31, 2022. During the second quarter of 2023, Hologic and the Company entered into a settlement agreement resolving all claims.

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
•
We have been a party to intellectual property litigations in the past and may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products;
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

We have incurred significant operating losses since inception. Our net loss was $11.3 million for the period ended March 31, 2023 and $10.9 million for the period ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $294.9 million.

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

Currently, we market four products: Minerva ES, Genesys HTA, Symphion, and Resectr, which became commercially available in 2015, 2001, 2014, and 2016, respectively. We expect that sales of these products will continue to account for a substantial portion of our revenue for at least the next several years.

We acquired three of our four products, Genesys HTA, Symphion, and Resectr, from BSC in May 2020. We have less experience marketing and selling these acquired products and the experience we do have has been limited by the impact of COVID-19 and its variants (COVID-19) on our customers and patients over the past three years. If physicians and patients do not adopt our products as a preferred treatment for AUB, our operating results and our business will be harmed. It is therefore difficult to predict our future financial performance and growth, and such forecasts are inherently limited and subject to a number of uncertainties. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We plan to perform a detailed ownership change analyses under Section 382 and any potential limitation on the use of tax attribute in the latter half of 2023 and prior to filing our U.S. federal state tax returns, considering the latest Purchase Agreement for the Private Placement with Accelmed and New Enterprise Associates 13, L.P., under which agreement the Company sold an aggregate of 146,627,565 shares of the Company’s common stock.

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

Risks related to our intellectual property

We have been a party to intellectual property litigations in the past and may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products.

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

During the second quarter of 2023, Hologic and the Company entered into a settlement agreement resolving all claims associated with their outstanding litigation, which has been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accelmed Partners II LP (“Accelmed”) holds a majority of the voting power of our stock. In addition, pursuant to the Share Purchase Agreement, dated as of December 27, 2022 (the “Share Purchase Agreement”), by and among the Company, Accelmed and New Enterprise Associates 13, L.P. (“New Enterprise Associates”), Accelmed currently has the right, for so long as Accelmed owns twenty-five percent (25%) or more of the Company’s outstanding common stock, to designate for appointment to our Board of Directors as a director the lesser of (i) the number of directors constituting a majority of our Board of Directors, and (ii) if the Company is listed at such time on a national securities exchange, the number of directors of our Board of Directors equivalent to Accelmed’s proportional equity ownership of shares of our common stock from time to time. As of the closing of the Share Purchase Agreement, Accelmed held approximately 69.3% of the voting power of our common stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of the closing of the Share Purchase Agreement, Accelmed held approximately 69.3% of the voting power of our common stock, and New Enterprise Associates held approximately 19.5% of the voting power of our common stock. The beneficial ownership of greater than 50% of our voting stock means Accelmed is able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

Given this concentrated ownership, Accelmed would have to approve any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with Accelmed and New Enterprise Associates may adversely affect the trading price of our securities, including our common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder.

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

As of March 31, 2023, we had cash and cash equivalents of $25.3 million, and an accumulated deficit of $294.9 million.

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

On October 31, 2022, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common stock was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. While stockholders approved an amendment to our amended and restated certificate of incorporation to affect a reverse stock split of our common stock at special meeting of our stockholders on February 7, 2023, we intend to request additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). If we do so, we will be required to apply to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards (with the exception of the bid requirement), and to provide written notice of our intention to cure the deficiency during second compliance period by effecting a reverse stock split if necessary. As part of Nasdaq’s review process, if Nasdaq staff conclude that we will not be able to cure the deficiency, Nasdaq will provide notice that our securities will be subject to delisting, at which time, we may appeal the delisting determination to a Nasdaq hearings panel. On April 26, 2023, we submitted a listing application to accomplish the foregoing, which was approved by the Nasdaq staff on May 2, 2023. Our securities will be transferred to the Capital Market at the opening of business on May 4, 2023 and we are eligible for an additional 180 calendar day period, or until October 30, 2023, to regain compliance with Nasdaq Listing Rule 5810(c)(3)(A).

We could be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.

Pursuant to a Registration Rights Agreement entered into on February 9, 2023 with Accelmed and New Enterprise Associates (collectively, the “Purchasers”), we agreed to, subject to certain exceptions, to register the shares (the “Registrable Securities”) of common stock purchased by the Purchasers in a private placement pursuant to the Share Purchase Agreement. In the event that the Company fails to file (or confidentially submit) and obtain and maintain effectiveness of the registration statement, or if certain events occur with respect to the listing or trading of the Registrable Securities (such events, the “Registration Events”), the Company, subject to certain exceptions, must make payments to each holder of Registrable Securities, as liquidated damages, a cash sum calculated at a rate equal to 0.5% of the aggregate purchase price paid by such holder pursuant to the Purchase Agreement for any Registrable Securities held by such holder on the date of the Registration Event.

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

Not applicable.

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

MINERVA SURGICAL, INC.

Date: May 3, 2023	By:	/s/ Todd Usen
Chief Executive Officer
(Principal Executive Officer)

Date:May 3, 2023	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer and Accounting Officer)