Form 10-Q
period 2023-06-30
MINERVA SURGICAL INC
filed 2023-08-03
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 25, 2023 the registrant had 177,557,182 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,713	$6,942
Restricted cash, current	604	604
Accounts receivable, net	7,945	7,244
Inventory	17,881	16,850
Prepaid expenses and other current assets	3,939	4,479
Total current assets	46,082	36,119
Restricted cash, net of current portion	265	265
Intangible assets, net	23,249	26,778
Property and equipment, net	5,361	5,042
Operating lease right-of-use asset	4,154	270
Other non-current assets	192	426
Total assets	$79,303	$68,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,819	$2,804
Accrued compensation	3,288	3,701
Accrued liabilities	1,984	5,524
Current portion of operating lease liability	597	355
Current portion of long-term debt	8,390	1,894
Total current liabilities	18,078	14,278
Long-term debt	31,075	37,441
Operating lease liability, net of current portion	3,563	—
Total liabilities	52,716	51,719
Commitments and contingencies (Note 9)
Stockholders` equity:
Preferred stock, $0.001 par value, 15,000,000 and 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 300,000,000 and 100,000,000 shares authorized, 177,553,742 shares and 29,816,161 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	177	29
Additional paid-in capital	329,936	300,809
Accumulated other comprehensive income	11	11
Accumulated deficit	(303,537)	(283,668)
Total stockholders’ equity	26,587	17,181
Total liabilities and stockholders’ equity	$79,303	$68,900

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,391	$12,967	$25,924	$23,902
Cost of goods sold	5,989	5,322	11,507	10,844
Gross profit	7,402	7,645	14,417	13,058
Operating expenses
Sales and marketing	9,361	9,691	19,563	19,164
General and administrative	4,222	1,579	9,580	6,564
Research and development	1,477	1,274	3,242	2,529
Total operating expenses	15,060	12,544	32,385	28,257
Loss from operations	(7,658)	(4,899)	(17,968)	(15,199)
Interest income	147	19	185	28
Interest expense	(1,129)	(703)	(2,197)	(1,335)
Other expense, net	(2)	(30)	(5)	(32)
Net loss before income taxes	(8,642)	(5,613)	(19,985)	(16,538)
Income tax expense	(39)	—	(39)	—
Net loss	$(8,681)	$(5,613)	$(20,024)	$(16,538)
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.20)	$(0.14)	$(0.58)
Weighted-average common shares used in computing net loss per share, basic and diluted	176,973,727	28,550,489	145,607,979	28,515,808

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2021	28,822,283	$28	$293,621	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	5,166	—	3	—	—	3
Vesting of early exercised stock options	—	—	39	—	—	39
Stock-based compensation expense	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	28,827,449	28	295,186	11	(260,481)	34,744
Issuance of common stock upon exercise of stock options	28,875	—	18	—	—	18
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	1,676	—	—	1,676
Net loss	—	—	—	—	(5,613)	(5,613)
Balances, June 30, 2022	28,856,324	$28	$296,905	$11	$(266,094)	$30,850

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2022	29,816,161	$29	$300,809	$11	$(283,668)	$17,181
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	—	155	155
Proceeds from issuance of common stock, Share Purchase Agreement, net	146,627,565	147	26,627	—	—	26,774
Issuance of common stock upon release of RSUs	356,487	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,274	—	—	1,274
Net loss	—	—	—	—	(11,343)	(11,343)
Balances, March 31, 2023	176,800,219	176	328,740	11	(294,856)	34,071
Issuance of common stock upon release of RSUs	260,994	—	—	—	—	—
Issuance of common stock upon exercise of stock options	19,705	—	—	—	—	—
ESPP purchase	472,824	1	78	—	—	79
Vesting of early exercised stock options	—	—	20	—	—	20
Stock-based compensation expense	—	—	1,098	—	—	1,098
Net loss	—	—	—	—	(8,681)	(8,681)
Balances, June 30, 2023	177,553,742	$177	$329,936	$11	$(303,537)	$26,587

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(20,024)	$(16,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	130	123
Non-cash interest expense from long-term debt and convertible notes	18	—
Depreciation and amortization	4,497	5,361
Non-cash lease expense	52	308
Stock-based compensation expense	2,372	3,199
Change in fair value of contingent consideration liability	—	(4,094)
Loss from disposal	—	10
Net changes in operating assets and liabilities:
Accounts receivable, net	(564)	275
Inventory	(2,286)	(3,043)
Prepaid expenses and other current assets	452	1,000
Other non-current assets	234	—
Accounts payable	1,071	(338)
Accrued liabilities	(3,490)	1,065
Accrued compensation	(413)	(51)
Operating lease liability	(43)	(397)
Net cash used in operating activities	(17,994)	(13,120)
Cash Flows From Investing Activities:
Purchase of property and equipment	(88)	(123)
Net cash used in investing activities	(88)	(123)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock under Share Purchase Agreement, net	26,774	—
Payment of contingent consideration	—	21
Proceeds from issuance of common stock	—	(5,000)
Proceeds from issuance of common stock under ESPP	79	—
Net cash (used in) provided by financing activities	26,853	(4,979)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,771	(18,222)
Cash, cash equivalents and restricted cash at the beginning of the period	7,811	48,415
Cash, cash equivalents and restricted cash at the end of the period	$16,582	$30,193
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$15,713	$22,386
Restricted cash	869	7,807
Cash, cash equivalents and restricted cash in balance sheets	$16,582	$30,193
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,046	$1,182
Cash paid for income taxes	$39	$—
Supplemental Disclosure of Non-cash Items:
Vesting of early exercised stock options	$50	$64
Purchases of property and equipment included in accounts payable	$—	$18
Net reclassification of inventory to property and equipment for customer usage agreements	$1,255	$1,797
Cumulative effect adjustment from adoption of ASU 2016-13	$155	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,206	$—
Right-of-use asset acquired under operating lease on the adoption of ASC 842	$—	$894

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

The Company incurred a net loss of $20.0 million during the six months ended June 30, 2023 and had an accumulated deficit of $303.5 million as of June 30, 2023. The Company had cash and cash equivalents of $15.7 million as of June 30, 2023.

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

As of June 30, 2023, the Company was in compliance with the financial covenants required by its Loan and Security Agreement with Canadian Imperial Bank of Commerce (the CIBC Agreement). However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months.

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

During 2023, we have seen the impacts from COVID-19 lessening with hospitals and ASCs returning to more normal operations and supply chain disruptions becoming less frequent. The staffing impacts on hospitals may continue for some time but the elimination of elective procedures has been diminishing. The ultimate extent of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change. This impact may result in a material, adverse impact on liquidity, capital resources, supply chain, operations and revenue and may affect third parties on which the Company relies.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

Unaudited interim financial information

The accompanying condensed balance sheet as of June 30, 2023, the condensed statements of operations, the condensed statements of stockholders’ equity and condensed statements of cash flows for the periods ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2022 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations for the three-and six-month periods ended June 30, 2023 and 2022, and its cash flows for the six-month periods ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three- and six-month periods ended June 30, 2023 and 2022 are also unaudited. The results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three- and six-month periods ended June 30, 2023 and 2022, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 22, 2023. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2022, except for the accounting policy related to FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments discussed below.

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

Significant estimates and assumptions include accounts receivable allowances, inventory allowances, recoverability of long-term assets, including definite-lived intangible assets, revaluation of equity instruments and equity-linked instruments, stock-based compensation, contingent consideration liability, valuation of the redeemable convertible preferred stock warrant liability and derivative liabilities, deferred tax assets and related valuation allowances, impact of contingencies and the Company’s incremental borrowing rate used to calculate lease assets.

Change in accounting estimate

In accordance with our policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review, which included a study of historic replacement requirements, indicated that the actual lives of equipment under customer usage agreements were longer than the estimated useful lives used for depreciation purposes. As a result, effective January 1, 2023, the Company changed its estimate of the useful lives of equipment under customer usage agreements from three to five years. The effect of this change in estimate was to reduce depreciation expense by $0.2 million and $0.5 million, decrease net loss by $0.2 million and $0.5 million, and decrease basic and diluted loss per share by an immaterial amount, for the three- and six-months ended June 30, 2023, respectively.

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

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At June 30, 2023 and 2022, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

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

Accounts Receivable and Estimated Credit Losses

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material cumulative effect on opening accumulated deficit as of January 1, 2023 and did not have a material impact on the Company’s financial statements for the three and six months ended June 30, 2023.

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

The following table summarizes the year-to-date activity in the reserve for credit loss account (in thousands):

January 1, 2023	$542
Amounts charged (reversed) to costs and expenses	8
Write-offs	(29)
June 30, 2023	$521

Advertising costs

Expenses related to advertising of products are charged to sales and marketing expense as incurred. During the three and six months ended June 30, 2023, the Company incurred $nil and $0.1 million, respectively, in advertising expenses. During the three and six months ended June 30, 2022, the Company incurred $0.2 million in advertising expenses.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Because the Company has reported a net loss for the three- and six-month periods ended June 30, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

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

4. Revenue

Disaggregation of revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Minerva ES	45.9%	44.5%	45.6%	44.3%
Genesys HTA	26.6%	29.7%	27.2%	30.0%
Symphion	26.1%	25.2%	26.1%	25.1%
Other	1.4%	0.6%	1.1%	0.6%
	100%	100%	100%	100%

For the three months ended June 30, 2023 and 2022, 99.9% and 99.4% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents 0.1% and less than 1.0% of the Company’s revenue for the three-month periods ended on June 30, 2023 and 2022. In addition, for the three months ended June 30, 2023 and 2022, 98.8% and 98.8% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

For the six months ended June 30, 2023 and 2022, 99.9% and 99.4% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents 0.1% of the Company’s revenue for the six-month periods ended on June 30, 2023 and 2022. In addition, for the six months ended June 30, 2023 and 2022, 98.5% and 98.5% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable, net	$7,945	$7,244
Contract liability—current (see Note 6)	$251	$339

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

Fair value of assets and liabilities

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,333	$—	$—	$13,333
Total financial assets	$13,333	$—	$—	$13,333

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,149	$—	$—	$3,149
Total financial assets	$3,149	$—	$—	$3,149

The change in fair value of the contingent consideration liability due to BSC is summarized below (in thousands):

Contingent consideration liability
Fair value, December 31, 2021	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	8,943
Change in fair value	(3,943)
Fair value, June 30, 2022	$5,000

As of December 31, 2022, the contingent consideration liability due to BSC for the potential future milestone payment was resolved and a liability was no longer recorded.

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Cash	$2,380	$3,793
Cash equivalents:
Money market funds	13,333	3,149
Total cash and cash equivalents	$15,713	$6,942

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$7,900	$7,142
Component materials	9,981	9,708
Total inventory	$17,881	$16,850

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$2,927	$2,164
Prepaid insurance	708	1,560
Other current assets	304	755
Total prepaid expenses and other current assets	$3,939	$4,479

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		June 30,	December 31,
	Useful life (years)	2023	2022
Computers and software	2	$406	$343
Machinery and equipment	3	672	664
Furniture and fixtures	7	48	48
Tools and dies	2	901	900
Construction in progress	—	88	131
Equipment under customer usage agreements	5	13,996	13,226
Leasehold improvements	Lesser of useful life or lease term	155	155
		16,266	15,467
Less: accumulated depreciation and amortization		(10,905)	(10,425)
Property and equipment, net		$5,361	$5,042

Depreciation and amortization expense on property and equipment was $0.5 million and $0.6 million for the three-month periods ended on June 30, 2023 and 2022, respectively. Of this amount $0.4 million and $0.6 million for the three-month periods ended on June 30, 2023 and 2022, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold, which reflects a change in estimate of $0.2 million reducing depreciation expense recognized during the three-month period ended June 30, 2023. See Note 2 for further information.

Depreciation and amortization expense on property and equipment was $1.0 million and $1.3 million for the six-month periods ended on June 30, 2023 and 2022, respectively. Of this amount $0.8 million and $1.1 million for the six-month periods ended on June 30, 2023 and 2022, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold, which reflects a change in estimate of $0.5 million reducing depreciation expense recognized during the six-month period ended June 30, 2023. See Note 2 for further information.

Intangible assets, net

Intangible assets, net consist of the following (in thousands):

		June 30, 2023
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.4	$3,969	$(1,908)	$2,061
Developed technology	6.9	30,819	(9,631)	21,188
Customer relationships	—	13,466	(13,466)	—
Total intangible assets		$48,254	$(25,005)	$23,249

		December 31, 2022
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.9	$3,969	$(1,603)	$2,366
Developed technology	7.4	30,819	(8,090)	22,729
Customer relationships	0.4	13,466	(11,783)	1,683
Total intangible assets		$48,254	$(21,476)	$26,778

Amortization expense on intangible assets was $1.5 million and $2.0 million for the three-month periods ended on June 30, 2023 and 2022.

Amortization expense on intangible assets was $3.5 million and $4.1 million for the six-month periods ended on June 30, 2023 and 2022, respectively.

Future amortization expense of intangible assets related to the acquisition of assets from Boston Scientific Corporation (BSC) as of June 30, 2023 is as follows (in thousands):

2023 (remaining six months)	$1,847
2024	3,693
2025	3,693
2026	3,614
2027	3,082
Thereafter	7,320
Total	$23,249

Accrued compensation

Accrued compensation consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued vacation	$1,405	$1,559
Accrued bonuses	1,221	1,248
Accrued commissions	566	730
Other accrued personnel related expenses	96	164
Total accrued compensation	$3,288	$3,701

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrual for litigation	$-	$2,000
Accrued professional fees	230	643
Accrued sales and use taxes	135	271
Accrual for inventory in transit	-	663
Contract liability	251	339
Accrued interest expense	342	321
Others	1,026	1,287
Total accrued liabilities	$1,984	$5,524

Commencing in 2023, the Company classifies inventory in transit up into accounts payable. As of June 30, 2023, inventory in transit of $0.7 million had been invoiced and recognized into accounts payable.

7. Debt

CIBC term loan

On October 8, 2021, the Canadian Imperial Bank of Commerce (CIBC) and the Company entered into a Loan and Security Agreement (the CIBC Agreement), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (the CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of June 30, 2023, the CIBC Loan had an annual effective interest rate of 12.2% per annum. The Company may prepay the CIBC Loan in whole or in parts.

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

The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(535)	(665)
Accrued interest payable	342	321
Term loan	$39,807	$39,656

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three-month periods ended June 30, 2023 and 2022, the Company recorded interest expense of $1.1 million and $0.7 million, which include interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million, respectively.

During the six-month periods ended June 30, 2023 and 2022, the Company recorded interest expense of $2.2 million and $1.3 million, which include interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million and $0.1 million, respectively.

Contractual maturities of financing obligations

As of June 30, 2023, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2023 (remaining six months)	$4,309
2024	16,403
2025	15,005
2026	12,522
Total	48,239
Less: unamortized debt discounts and issuance costs	(535)
Less: interest	(8,239)
Long-term debt	$39,465

8. Operating Lease

The Company's corporate headquarters, research and development facilities, manufacturing and distribution center are located in Santa Clara, CA (Santa Clara facility) and had been subject to a non-cancellable operating sublease that terminated on May 31, 2023 and is now subject to a new operating lease arrangement (Mission Park Lease). The new lease commenced on June 1, 2023 and will expire on May 31, 2028 and contains monthly base rent payments of approximately $88,341 that increase annually by 3% over the term of the lease. In addition to the base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the new lease. The Company established a letter of credit for $0.3 million as collateral for the Mission Park Lease in favor of the new lessor and it is recorded as restricted cash on the balance sheet.

The Company recognized rent expense on the Santa Clara facility of $0.2 million and $0.4 million for the three and six months ended on June 30, 2023, and $0.2 million and $0.3 million for the three and six months ended on June 30, 2022.

The Company adopted ASC 842 and the related amendments on January 1, 2022. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three- and six-month periods ended June 30, 2023:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$203	$165	$366	$327
Variable lease cost	63	27	163	148
Total lease cost	$266	$192	$529	$475
Other Information
Operating cash flows used for lease liabilities	$232	$208	$444	$417
Right of use asset acquired under operating lease on the adoption of ASC 842	$-	$586	$-	$586

Remaining lease terms and discount rates for our facility lease as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Incremental borrowing rate	12.25%	4.00%
Remaining lease term (in years)	4.9	0.4

As of June 30, 2023, operating lease right of use assets were $4.2 million and operating lease liabilities were $4.2 million. The Company has no finance leases.

The future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2023 were as follows (in thousands):

June 30, 2023
2023 (remaining six months)	$618
2024	1,081
2025	1,114
2026	1,147
2027	1,182
Thereafter	398
Total undiscounted lease payments	5,540
Less: imputed interest	(1,380)
Total operating lease liability	4,160
Less: Operating lease liability, current portion	597
Operating lease liability, net of current maturities	$3,563

The Company had maintained letters of credit of $0.5 million in connection with the Company’s expired lease. The Company maintains letters of credit of $0.3 million in connection with the Company’s Mission Park Lease. As of June 30, 2023 and December 31, 2022, the cash amount associated with the facilities leases was recorded as restricted cash on the balance sheet.

9. Commitments and Contingencies

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

Minerva-Hologic Related Legal Actions

For more information related to litigation between Hologic, Inc. (“Hologic”) and the Company, see Note 8 – Commitments and Contingencies - Litigation to the Notes to Financial Statements included in Item 8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. During the second quarter of 2023, the Company entered into a settlement agreement resolving all claims, and all related litigation has been dismissed.

10. Income Taxes

The Company recorded an income tax provision of $39 thousand for the three- and six-month periods ended June 30, 2023. The Company recorded a $nil income tax provision for the three- and six-month periods ended June 30, 2022. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

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

Common stock warrants

As of June 30, 2023, the Company`s outstanding warrants to purchase shares of common stock consisted of the following:

Shares reserved for future issuance

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
May 9, 2017	33,964	$11.31	Equity	May 8, 2027
July 19, 2019	43,878	$11.31	Equity	July 18, 2029
	77,842

The Company has shares of common stock reserved for future issuances as follows:

	June 30,	December 31,
	2023	2022
Warrants to purchase common stock	77,842	77,842
Common stock options issued and outstanding	26,312,480	2,290,596
Common stock available for future grants	14,365,742	374,099
Restricted stock units issued and outstanding	527,340	1,247,059
Common stock available for ESPP	3,469,419	62

2008 Stock Plan and 2021 Equity Incentive Plan, as amended (the 2021 and 2008 Plan)

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	2,290,596	$8.33	8.0	$1
Options granted	24,984,477	$0.28
Options exercised	(19,711)	$0.30
Options forfeited or cancelled or expired	(942,882)	$2.58
Outstanding, June 30, 2023	26,312,480	$0.90	9.4	$-
Shares exercisable June 30, 2023	2,710,822	$5.50	7.4	$-
Vested and expected to vest, June 30, 2023	26,312,480	$0.90	9.4	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of June 30, 2023 and December 31, 2021. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023 and 2022 was de minimis.

The total fair value of options that vested during the six months ended June 30, 2023 and 2022 was $2.0 million and $2.4 million, respectively. The options granted during the six months ended June 30, 2023 and 2022 had a weighted-average per share grant-date fair value of $0.20 per share and $2.60 per share, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested stock options was $7.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three and six months ended June 30, 2023 and 2022, the Company had no repurchases of common stock. As of June 30, 2023 and December 31, 2022, there were 115,526 shares and 188,025 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of June 30, 2023 and December 31, 2022 were $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities on the balance sheets.

Restricted Stock Units

A summary of RSU activity is set forth below:

During second quarter 2023, no restricted stock units were granted under 2021 Plan. As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $1.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	1,247,059	$2.58
Released	(617,481)	$2.57
Forfeited or cancelled	(102,238)	$2.60
Unvested, June 30, 2023	527,340	$2.59

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

Compensation expense of less than $0.1 million was recorded into the condensed statement of operations for the three- and six-months ended June 30, 2023 and 2022.

As of June 30, 2023, the total unrecognized compensation cost related to the ESPP tranches was immaterial, which will be amortized for the two tranches over weighted-average period of 0.5 years.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$39	$74	$82	$143
Sales and marketing	326	598	971	1,189
Research and development	8	15	16	29
General and administrative	725	989	1,303	1,838
Total	$1,098	$1,676	$2,372	$3,199

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$960	$989	$1,785	$2,015
RSU	127	633	552	1,130
ESPP	11	54	35	54
Total	$1,098	$1,676	$2,372	$3,199

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected dividends	0%	0%	0%	0%
Expected volatility	77.40%	70.8%	77.8%	70.8%
Risk-free interest rate	3.5%	3.0%	4.2%	1.9%-3.0%
Expected term	6 years	6 years	6 years	6 years

12. Net Loss Per Share Attributable To Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss by the weighted-average number of common stock outstanding for the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(8,681)	$(5,613)	$(20,024)	$(16,538)
Denominator:
Weighted-average common stock outstanding	176,973,727	28,550,489	145,607,979	28,515,808
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.20)	$(0.14)	$(0.58)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	Six Months Ended June 30,
	2023	2022
Common stock warrants	77,842	77,842
Unvested early exercised common stock options	115,526	271,199
Options to purchase common stock	26,312,480	2,144,984
Unvested restricted stock units	527,340	1,755,543

13. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through June 30, 2023.

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

We utilize contract manufacturers for a significant portion of our products. This includes all of our controllers and significant subcomponents of our disposable devices. BSC manufactured the Genesys HTA and its ProCerva procedure set at its facility. In connection with the BSC product acquisition, we entered into a supply agreement with BSC relating to the Genesys HTA system and certain of its components. Pursuant to the supply agreement, BSC supplied us with systems and procedure sets until we had successfully transferred manufacturing to a third-party manufacturer, which occurred in 2022. The Symphion and Resectr products were previously manufactured for BSC by various third-party manufacturers. We continue to rely on the same manufacturers to supply us with these products and we have assumed those relationships directly.

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of June 30, 2023, our commercial team consisted of approximately 94 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the six-month period ended June 30, 2023, we generated revenue of $25.9 million, with a gross margin of 55.6% and a net loss of $20.0 million compared to revenue of $23.9 million, with a gross margin of 54.6% and a net loss of $16.5 million for the six-month period ended June 30, 2022.

As of June 30, 2023, we had an accumulated deficit of $303.5 million, cash and cash equivalents of $15.7 million and $40.0 million outstanding debt under the CIBC Agreement before debt discount and accrued interest.

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

Quarantines, shelter-in-place and similar government orders have also historically impacted our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which disrupted our supply chain. We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions continued to work from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our other employees and their families from potential exposure to COVID-19, through 2022 all other staff in our Santa Clara headquarters were requested to work from home.

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

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three months ended June 30, 2023, nearly 100% of our revenue is point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents approximately 0.1% of revenue. Further, for the three and six months ended June 30, 2023, 98.8% and 98.5% of our total revenue is derived from the sale of single-use (disposable) products and therefore revenue from the sale of capital equipment, associated warranties and miscellaneous revenue is not disaggregated in our financial statements.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$13,391	$12,967	$424	3.3%
Cost of goods sold	5,989	5,322	667	12.5%
Gross profit	7,402	7,645	(243)	(3.2%)
Operating expenses
Sales and marketing	9,361	9,691	(330)	(3.4%)
General and administrative	4,222	1,579	2,643	167.4%
Research and development	1,477	1,274	203	15.9%
Total operating expenses	15,060	12,544	2,516	20.1%
Loss from operations	(7,658)	(4,899)	(2,759)	56.3%
Interest income	147	19	128	673.7%
Interest expense	(1,129)	(703)	(426)	60.6%
Other expense, net	(2)	(30)	28	(93.3%)
Net loss before income taxes	(8,642)	(5,613)	(3,029)	54.0%
Income tax expense	(39)	—	(39)	—
Net loss	$(8,681)	$(5,613)	$(3,068)	54.7%

Revenue

Revenue increased by $0.4 million, or 3.3%, to $13.4 million during the three-month period ended June 30, 2023, compared to $13.0 million during the three-month period ended June 30, 2022. Overall increase in revenue was primarily due to higher Minerva ES and Symphion revenue partially offset by lower Genesys HTA revenue compared to the prior year's period.

The table below presents relative contribution of each product during the respective three-months periods.

	For the Three Months Ended June 30,
	2023	2022
Minerva ES	45.9%	44.5%
Genesys HTA	26.6%	29.7%
Symphion	26.1%	25.2%
Other	1.4%	0.6%
	100%	100%

Cost of goods sold

Cost of goods sold increased by $0.7 million, or 12.5%, to $6.0 million during the three-month period ended June 30, 2023, compared to the prior year's period. This result is due to growth in the sales volume of our Minerva ES and Symphion products, which material costs have increased compared to the three months ended June 30, 2022, partially offset by lower Genesys HTA products sales volume during the comparable periods. Additionally, due to the change in estimate for the useful life of equipment at customers, amortization expense decreased for the current year's period by $0.2 million.

Gross margin

Our gross margin for the three-month period ended June 30, 2022 was 55.3% down from 59.0% for the three-month period ended June 30, 2022. The decrease in gross margin was attributed to the sales mix of our product portfolio, as described above and the fact that Symphion products contribute less to the Company's overall gross margin compared to Minerva ES and Genesys HTA products. The gross margin was also impacted by an increase in storage costs for inventory held at contract manufacturers and price increase in sterilization fees.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.3 million, or 3.4%, to $9.4 million during the three-month period ended June 30, 2023, compared to $9.7 million during the prior year's period. The decrease was primarily due to the amortization expense associated with customer relationships intangible asset related to the acquisition of BSC’s intrauterine health assets being fully amortized as of the end of May 2023, partially offset by the growth in sales force and related costs including higher commissions and travel and entertainment expenses.

General and administrative expenses

General and administrative expenses increased by $2.6 million, or 167.4%, to $4.2 million during the three-month period ended June 30, 2023, compared to $1.6 million during the prior year's period. The change was primarily due to a $3.9 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone recorded in the second quarter of 2022. The reported increase was partially offset by lower D&O and business insurance costs, lower legal expenses in connection with our patent infringement lawsuit with Hologic and corporate matters, lower professional services for accounting and tax, and a decrease in bad debt expense in the second quarter of 2023.

Research and development expenses

Research and development expenses increased by $0.2 million, or 15.9%, to $1.5 million in the three-month period ended June 30, 2023, compared to $1.3 million in the prior year's period. The increase was primarily due to increased spending on outside services to support ongoing product enhancements and development.

Interest expense and income

Interest expense increased by $0.4 million, or 60.6%, to $1.1 million during the three-month period ended June 30, 2023, compared to $0.7 million during the prior year's period, primarily due to an increase in interest rate on the CIBC loan over the prior year's period.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$25,924	$23,902	$2,022	8.5%
Cost of goods sold	11,507	10,844	663	6.1%
Gross profit	14,417	13,058	1,359	10.4%
Operating expenses
Sales and marketing	19,563	19,164	399	2.1%
General and administrative	9,580	6,564	3,016	45.9%
Research and development	3,242	2,529	713	28.2%
Total operating expenses	32,385	28,257	4,128	14.6%
Loss from operations	(17,968)	(15,199)	(2,769)	(18.2%)
Interest income	185	28	157	560.7%
Interest expense	(2,197)	(1,335)	(862)	(64.6%)
Other expense, net	(5)	(32)	27	84.4%
Net loss before income taxes	(19,985)	(16,538)	(3,447)	(20.8%)
Income tax expense	(39)	—	(39)	—
Net loss	$(20,024)	$(16,538)	$(3,486)	(21.1%)

Revenue

Revenue increased by $2.0 million, or 8.5%, to $25.9 million during the six-month period ended June 30, 2023, compared to $23.9 million during the six-month period ended June 30, 2022. The overall increase in revenue was primarily due to higher Minerva ES and Symphion revenue compared to the prior year's period.

Revenue had been significantly impacted in the six-month period ended June 30, 2022 by government and hospital restrictions on elective surgeries as a result of the COVID-19 pandemic due to ongoing hospital constraints on elective surgeries. Additionally, the inflation and negative economic outlook together with a nationwide staffing shortage in the hospital work environment had a negative impact on the numbers of procedures scheduled and contributed to a negative result on the Company's revenue for the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2023.

The table below presents relative contribution of each product during the respective six-months periods.

	For the Six Months Ended June 30,
	2023	2022
Minerva ES	45.6%	44.3%
Genesys HTA	27.2%	30.0%
Symphion	26.1%	25.1%
Other	1.1%	0.6%
	100%	100%

Cost of goods sold

Cost of goods sold increased by $0.7 million, or 6.1%, to $11.5 million during the six-month period ended June 30, 2023, compared to the prior year's period. This result is due to growth in the sales volume of our major product lines, partially offset by the change in estimate for the useful life of equipment at customers that resulted to amortization expense decreased for the current year's period by $0.5 million.

Gross margin

Our gross margin for the six-month period ended June 30, 2022 was 55.6%, up from 54.6% for the six-month period ended June 30, 2022. The gross margin was impacted by a decrease in overhead spending compared to the same period of 2022, as well as an increased volume of product sales, which resulted in overhead costs being spread over a larger base of revenue. Additionally, certain overhead expenses incurred are capitalized into inventory and expensed as units are sold, and varying levels of inventory manufactured and on hand from period-to-period can result in gross margin swings. Accordingly, during the first half of 2023, there was an overall increase in total overhead that was capitalized into inventory, contributing to the increase in the gross margin. Lastly, in the six-month period ended June 30, 2023 there was a change in the accounting estimate for the useful life of equipment placed with customers. The useful life of this capital equipment was increased from three to five years, resulting in a decrease in amortization charges that are captured in the cost of goods sold.

Sales and marketing expenses

Sales and marketing expenses increased by $0.4 million, or 2.1%, to $19.6 million during the six-month period ended June 30, 2023, compared to $19.2 million during the prior year's period. The increase was primarily due to a growth in sales force and related costs including higher commissions, and travel and entertainment expenses. This was offset by a decrease in the intangible amortization expense recorded for the customer relationships intangible asset from the acquisition of BSC's intrauterine health assets as the asset was fully amortized as of the end of May 2023, as well as lower marketing costs and website expenses.

General and administrative expenses

General and administrative expenses increased by $3.0 million, or 45.9%, to $9.6 million during the six-month period ended June 30, 2023, compared to $6.6 million during the prior year's period. The reported net increase was primarily due to the $4.1 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone recorded in the six-month period ended June 30, 2022 and increased professional services for accounting, tax and consulting services. The increase was offset by a reduction in insurance premiums, legal expenses, compensation and personnel related expenses including stock-based compensation expenses and bad debt expenses.

Research and development expenses

Research and development expenses increased by $0.7 million, or 28.2%, to $3.2 million in the six-month period ended June 30, 2023, compared to $2.5 million in the prior year's period. The increase was primarily due to increased spending on outside services to support ongoing product enhancements and development.

Interest expense and income

Interest expense increased by $0.9 million, or 64.6%, to $2.2 million during the six-month period ended June 30, 2023, compared to $1.3 million during the prior year's period, primarily due to an increase in interest rate on the CIBC loan over the prior year's period.

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

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, net interest expense and income tax (expense) benefit. We calculate Adjusted EBITDA by further excluding the gain on the extinguishment of the PPP loan, stock-based compensation expenses, change in fair value of redeemable convertible preferred stock warrant liability, change in fair value of contingent consideration liability and change in fair value of derivative liabilities. EBITDA margin represents EBITDA as a percentage of revenue. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating (income) loss, net (income) loss and other U.S. GAAP measures of income and loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentage figures)	2023	2022	2023	2022

Net loss	$(8,681)	$(5,613)	$(20,024)	$(16,538)
Depreciation and amortization	1,983	2,693	4,497	5,361
Interest expense, net	982	684	2,012	1,307
Income tax expense	39	-	39	-
EBITDA	(5,677)	(2,236)	(13,476)	(9,870)
EBITDA margin	(42.4%)	(17.2%)	(52.0%)	(41.3%)
Adjustments:
Stock-based compensation expense	1,098	1,676	2,372	3,199
Change in fair value of contingent consideration liability	-	(3,943)	-	(4,094)
Adjusted EBITDA	$(4,579)	$(4,503)	$(11,104)	$(10,765)
Adjusted EBITDA margin	(34.2%)	(34.7%)	(42.8%)	(45.0%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of June 30, 2023, we had an accumulated deficit of $303.5 million, cash and cash equivalents of $15.7 million and $40.0 million of outstanding debt under the CIBC Agreement before debt discount and accrued interest. We incurred a net loss of $20.0 million during the six months ended June 30, 2023.

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

We prepared an internal forecast that includes the possibility of raising additional equity capital and alternatives to refinance our outstanding term loan as needed over the next twelve months. Under the current terms of the outstanding term loan, we are scheduled to begin repaying the principal balance starting in November 2023, over a 36 month term. Should the Company fail to refinance the CIBC Agreement or raise additional capital, we expect that the forecasted cash and cash equivalents will not be sufficient to fund the Company's operations for the next twelve months.

As of June 30, 2023, we were in compliance with the financial covenants required by our CIBC Agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to the bank per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements. The presence of these conditions, individually and in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

As of June 30, 2023, we had cash and cash equivalents of $15.7 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,994)	$(13,120)
Investing activities	(88)	(123)
Financing activities	26,853	(4,979)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,771	$(18,222)

Cash flows used in operating activities

Net cash used in operating activities was $18.0 million for the six-month period ended June 30, 2023, primarily attributable to a net loss of $20.0 million and a net change in net operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $7.1 million. Non-cash charges primarily consist of $4.5 million in depreciation and amortization, $2.4 million in stock-based compensation expense and $0.1 million in non-cash lease expense. The change in net operating assets and liabilities was primarily due to $2.3 million increase in inventory due to strategic purchases of inventory, $0.6 million increase in accounts receivable net, and $3.9 million decrease in accrued liabilities and accrued compensation, partially offset by $0.7 million decrease in prepaid expenses and other assets and $1.1 million increase in accounts payable.

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

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the six-month period ended June 30, 2023, which was used to purchase property and equipment.

Net cash used in investing activities was $0.1 million for the six-month period ended June 30, 2022, which consisted of $0.1 million used to purchase property and equipment.

Cash flows provided by financing activities

Net cash provided in financing activities was $26.9 million for the six-month period ended June 30, 2023, which mostly relates to the gross proceeds of $30.0 million from the Share Purchase Agreement financing partially offset by related transaction costs.

Net cash used in financing activities was $5.0 million for the six-month period ended June 30, 2022, which primarily relates to $5.0 million payment of contingent consideration.

Contractual obligations and commitments

Our contractual obligations and commitments relate primarily to our CIBC Loan and operating leases. In 2019, we entered into a lease agreement for our corporate headquarters, research and development facilities, and manufacturing and distribution centers, located in Santa Clara, CA. In July 2022, we entered into a new lease agreement for our corporate headquarters, which commenced on June 1, 2023. See Note 7, “Debt” and Note 8, “Operating Lease,” to our financial statements for further information.

Critical accounting policies, significant judgments and use of estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. For more detail on our significant accounting policies, refer to Note 2 of our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of June 30, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was historically in litigation with Hologic as disclosed in its Annual Report on Form 10-K for the financial year ended December 31, 2022. During the second quarter of 2023, Hologic and the Company entered into a settlement agreement resolving all claims, and all related litigation has been dismissed.

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

We have incurred significant operating losses since inception. Our net loss was $20.0 million for the six-months period ended June 30, 2023 and $16.5 million for the prior year's period ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $303.5 million.

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

The spread of COVID-19 in the United States has resulted in travel restrictions which historically impacted our sales professionals. In addition, some treatment facilities have reduced staffing and postponed certain procedures in response to COVID-19 or diverted resources to treat those patients with COVID-19. Some treatment facilities have also restricted or limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. Our business and operations may be further impacted by new treatment facility sanitization and social distancing protocols. Our field-based team continues to be available, in-person or virtually, to support procedures using our products. However, members of our field team may choose not to enter hospitals, ASCs, or physicians’ offices due to preexisting conditions, personal choice, or on doctors’ orders, or may be unable to enter such facilities due to their policies.

Additionally, we had experienced a shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of COVID-19, which resulted in fewer diagnoses and a lower number of procedures performed. As treatment facilities cancel and defer elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as healthcare providers seek cost savings. Prolonged restrictions relating to COVID-19 have adversely affected the number of endometrial ablation and tissue resection procedures and our revenue as a result. Additionally, some treatment facilities have had cash flow problems or have ceased doing business due to the impact of COVID-19 on their operations, which has reduced the number of treatment facilities where endometrial ablations or tissue resections can be performed, and has adversely affected our ability to collect amounts due to us and our revenue as a result.

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

Given this concentrated ownership, Accelmed would have to approve any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with Accelmed and New Enterprise Associates may adversely affect the trading price of our securities, including our common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder. Each of Accelmed, in a Schedule 13D/A filed on July 6, 2023, and New Enterprise Associates, in a Schedule 13D/A filed on July 7, 2023, announced that they were considering effecting a transaction pursuant to which (i) our common stock may be delisted from trading on the Nasdaq Capital Market and (ii) the registration of our common stock under the Securities Exchange Act of 1934 would be terminated (a “Take Private Transaction”). Additionally, in connection with a potential Take Private Transaction, Accelmed is evaluating acquiring shares of our common stock in one or more privately negotiated transactions (the “Private Purchases”) and may discuss the Private Purchases with certain of our existing stockholders. Each of Accelmed and New Enterprise Associates are evaluating the structure to be utilized to effect a Take Private Transaction which may include, among other things, a “short form” merger in accordance with Section 253 of the General Corporation Law of the State of Delaware. There can be no assurance regarding the terms and details of any transaction, that any proposal regarding a Take Private Transaction will be made, or that any Take Private Transaction will ultimately be consummated. If the potential Take Private Transaction does not occur, the market price of our common stock will likely decline as the result of such decision. In addition, our stock price may decline as a result of the fact that we may incur significant expenses related to the potential Take Private Transaction prior to its execution or closing that will not be recovered if the potential Take Private Transaction is not completed. As a consequence of the failure of the potential Take Private Transaction to be completed, as well as of some or all of these potential effects of the termination of the potential Take Private Transaction evaluation, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and vendors and to generate new business.

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

As of June 30, 2023, we had cash and cash equivalents of $15.7 million, and an accumulated deficit of $303.5 million.

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

On October 31, 2022, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common stock was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. While stockholders approved an amendment to our amended and restated certificate of incorporation to affect a reverse stock split of our common stock at special meeting of our stockholders on February 7, 2023, we requested additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). On April 26, 2023, we submitted a listing application to accomplish the foregoing, which was approved by the Nasdaq staff on May 2, 2023. Our securities were transferred to the Capital Market at the opening of business on May 4, 2023 and we are eligible for an additional 180 calendar day period, or until October 30, 2023, to regain compliance with Nasdaq Listing Rule 5810(c)(3)(A).

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
•
announcements related to patents issued to us or our competitors and related litigation;
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

Completion of remediation does not provide assurance that our remediation or other controls will continue operating effectively. Remediation costs consisted primarily of additional personnel expenses, which did not have a material impact to our financial statements. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our periodic reports, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

MINERVA SURGICAL, INC.

Date: August 3, 2023	By:	/s/ Todd Usen
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer and Accounting Officer)