Form 10-Q
period 2023-09-30
MINERVA SURGICAL INC
filed 2023-11-13
CIK 1452965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023 the registrant had 8,878,582 shares of common stock, $0.001 par value, issued and outstanding.

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
•
the impact or potential future impact of COVID-19 and its variants on our business and on the market for the treatment of AUB;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Minerva Surgical, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,125	$6,942
Restricted cash, current	80	604
Accounts receivable, net	7,569	7,244
Inventory	18,183	16,850
Prepaid expenses and other current assets	3,045	4,479
Total current assets	40,002	36,119
Restricted cash, net of current portion	265	265
Intangible assets, net	22,326	26,778
Property and equipment, net	5,427	5,042
Operating lease right-of-use asset	3,996	270
Other non-current assets	769	426
Total assets	$72,785	$68,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,036	$2,804
Accrued compensation	3,577	3,701
Accrued liabilities	2,366	5,524
Current portion of operating lease liability	623	355
Current portion of long-term debt	11,649	1,894
Total current liabilities	21,251	14,278
Long-term debt	27,885	37,441
Operating lease liability, net of current portion	3,394	—
Total liabilities	52,530	51,719
Commitments and contingencies (Note 9)
Stockholders` equity:
Preferred stock, $0.001 par value, 15,000,000 and 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 300,000,000 and 100,000,000 shares authorized, 8,878,582 shares and 1,490,761 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. (1)	9	1
Additional paid-in capital	330,953	300,837
Accumulated other comprehensive income	11	11
Accumulated deficit	(310,718)	(283,668)
Total stockholders’ equity	20,255	17,181
Total liabilities and stockholders’ equity	$72,785	$68,900

(1) Reduction of $28 thousand in common stock on December 31, 2022 represents the change in issued shares as a result of the 1-for-20 reverse stock split with the offsetting change recorded in addition paid-in capital.

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$11,965	$12,588	$37,889	$36,490
Cost of goods sold	5,747	5,775	17,254	16,619
Gross profit	6,218	6,813	20,635	19,871
Operating expenses
Sales and marketing	6,711	9,723	26,274	28,887
General and administrative	4,190	6,142	13,770	12,706
Research and development	1,413	1,456	4,655	3,985
Total operating expenses	12,314	17,321	44,699	45,578
Loss from operations	(6,096)	(10,508)	(24,064)	(25,707)
Interest income	92	42	277	70
Interest expense	(1,172)	(861)	(3,369)	(2,196)
Other expense, net	(2)	(2)	(7)	(34)
Net loss before income taxes	(7,178)	(11,329)	(27,163)	(27,867)
Income tax expense	(3)	—	(42)	—
Net loss	$(7,181)	$(11,329)	$(27,205)	$(27,867)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(7.92)	$(3.49)	$(19.48)
Weighted-average common shares used in computing net loss per share, basic and diluted	8,872,998	1,430,056	7,805,772	1,430,272

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2021	1,441,145	$1	$293,648	$11	$(249,556)	$44,104
Issuance of common stock upon exercise of stock options	258	—	3	—	—	3
Vesting of early exercised stock options	—	—	39	—	—	39
Stock-based compensation expense	—	—	1,523	—	—	1,523
Net loss	—	—	—	—	(10,925)	(10,925)
Balances, March 31, 2022	1,441,403	1	295,213	11	(260,481)	34,744
Issuance of common stock upon exercise of stock options	1,435	—	18	—	—	18
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	1,676	—	—	1,676
Net loss	—	—	—	—	(5,613)	(5,613)
Balances, June 30, 2022	1,442,838	1	296,932	11	(266,094)	30,850
Issuance of common stock upon release of RSUs	4,438	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,146	—	13	—	—	13
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	1,977	—	—	1,977
Net loss	—	—	—	—	(11,329)	(11,329)
Balances, September 30, 2022	1,448,422	$1	$298,949	$11	$(277,423)	$21,538

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	equity
Balances, December 31, 2022	1,490,761	$1	$300,837	$11	$(283,668)	$17,181
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	—	155	155
Proceeds from issuance of common stock, Share Purchase Agreement, net	7,331,377	7	26,767	—	—	26,774
Issuance of common stock upon release of RSUs	17,821	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,274	—	—	1,274
Net loss	—	—	—	—	(11,343)	(11,343)
Balances, March 31, 2023	8,839,959	8	328,908	11	(294,856)	34,071
Issuance of common stock upon release of RSUs	13,029	—	—	—	—	—
Issuance of common stock upon exercise of stock options	984	—	—	—	—	—
ESPP purchase	23,641	1	78	—	—	79
Vesting of early exercised stock options	—	—	20	—	—	20
Stock-based compensation expense	—	—	1,098	—	—	1,098
Net loss	—	—	—	—	(8,681)	(8,681)
Balances, June 30, 2023	8,877,613	9	330,104	11	(303,537)	26,587
Issuance of common stock upon release of RSUs	362	—	—	—	—	—
Issuance of common stock upon exercise of stock options	607	—	—	—	—	—
Vesting of early exercised stock options	—	—	16	—	—	16
Stock-based compensation expense	—	—	833	—	—	833
Net loss	—	—	—	—	(7,181)	(7,181)
Balances, September 30, 2023	8,878,582	$9	$330,953	$11	$(310,718)	$20,255

The accompanying notes are an integral part of these financial statements.

Minerva Surgical, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(27,205)	$(27,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	199	186
Reserve for credit loss	92	—
Depreciation and amortization	5,943	8,053
Non-cash lease expense	480	465
Stock-based compensation expense	3,205	5,176
Change in fair value of contingent consideration liability	—	(4,094)
Loss from disposal	11	10
Net changes in operating assets and liabilities:
Accounts receivable, net	(262)	501
Inventory	(3,177)	(3,610)
Prepaid expenses and other current assets	1,346	1,874
Other non-current assets	(343)	—
Accounts payable	294	(807)
Accrued liabilities	(3,092)	90
Accrued compensation	(124)	706
Operating lease liability	(456)	(606)
Net cash used in operating activities	(23,089)	(19,923)
Cash Flows From Investing Activities:
Purchase of property and equipment	(105)	(125)
Net cash used in investing activities	(105)	(125)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock under Share Purchase Agreement, net	26,774	—
Payment of contingent consideration	—	(5,000)
Proceeds from issuance of common stock	—	34
Proceeds from issuance of common stock under ESPP	79	—
Net cash provided by (used in) financing activities	26,853	(4,966)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,659	(25,014)
Cash, cash equivalents and restricted cash at the beginning of the period	7,811	48,415
Cash, cash equivalents and restricted cash at the end of the period	$11,470	$23,401
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$11,125	$15,112
Restricted cash	345	8,289
Cash, cash equivalents and restricted cash in balance sheets	$11,470	$23,401
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,141	$1,930
Cash paid for income taxes	$42	$—
Supplemental Disclosure of Non-cash Items:
Vesting of early exercised stock options	$66	$91
Purchases of property and equipment included in accounts payable	$6	$—
Net reclassification of inventory to property and equipment for customer usage agreements	$1,844	$2,289
Cumulative effect adjustment from adoption of ASU 2016-13	$155	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,206	$—
Right-of-use asset acquired under operating lease on the adoption of ASC 842	$—	$894

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

Private Placement

On December 27, 2022, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) for a private placement ( Private Placement) with Accelmed Partners II L.P. (Accelmed) and New Enterprise Associates 13, L.P. (each, a “Purchaser,” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 7,331,377 shares (Shares) of the Company’s common stock, as adjusted post-reverse share split, par value $0.001 per share, at a purchase price of $4.092 per Share, as adjusted post-reverse share split, which represented a 25% premium to the trailing five-day volume-weighted average price of the Company’s common stock on December 23, 2022. On February 9, 2023, the Private Placement closed, and the Company issued the Shares to the Purchasers, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses of $3.2 million.

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

The Company incurred a net loss of $27.2 million during the nine months ended September 30, 2023 and had an accumulated deficit of $310.7 million as of September 30, 2023. The Company had cash and cash equivalents of $11.1 million as of September 30, 2023 and an outstanding long-term debt of $39.5 million with the Canadian Imperial Bank of Commerce (CIBC) as of September 30, 2023.

The Company is actively seeking to refinance its CIBC Loan and Security Agreement (CIBC Agreement) and raise additional capital. The Company's current cash and cash equivalents will not be sufficient to fund the Company's operations within the next twelve months without additional capital.

Under the current terms of the CIBC Agreement, the Company is scheduled to commence monthly repayment of the principal balance in November 2023, the end of the interest only period. As of September 30, 2023, the Company was in compliance with the financial covenants required by the CIBC Agreement. While the company is actively seeking to raise additional capital, there are inherent uncertainties with that process and should the Company be unable to raise additional funds, it is highly likely that the company will not remain in compliance with these covenants at the end of the first quarter of 2024. In the event that the Company is not in compliance with the financial covenants, the Company would be in technical default per the terms of the CIBC Agreement, with remedies available to CIBC.

The presence of these conditions, individually or in the aggregate, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Impact of the COVID-19 pandemic

The COVID-19 pandemic and the resulting economic downturn had impacted business conditions in the industry in which the Company operates. Since March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals and ambulatory surgical centers (ASCs) delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital and ASCs admission rates and elective surgeries during the pandemic reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's products.

During 2023, the Company has seen the impacts from COVID-19 lessening with hospitals and ASCs returning to more normal operations and supply chain disruptions becoming less frequent. The staffing impacts on hospitals may continue for some time but the level of overall elective procedures has increased. A re-occurrence of a COVID-19-like pandemic's impact on the Company is highly uncertain. Such an impact could result in a material, adverse impact on liquidity, capital resources, supply chain, operations and revenue and may affect third parties on which the Company relies.

2. Summary of Significant Accounting Policies

Reverse Stock Split.

At a special meeting held on February 7, 2023, the Company’s stockholders approved the Reverse Stock Split with a ratio within a range of between 1-for-5 and 1-for-25, with the exact ratio to be set at the discretion of the Company’s Board of Directors. On September 19, 2023, the Board of Directors approved a ratio of 1-for-20 for the reverse stock split (Reverse Stock Split), which became effective on September 29, 2023. As of the effective date, every twenty issued and outstanding shares of common stock was converted into one share of common stock, The common stock began trading on a reverse split-adjusted basis on the Nasdaq at the opening of trading on October 2, 2023. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Par value of common stock and preferred stock remained unchanged. The common stock par value and additional paid-in-capital line items contained in the financial statements were adjusted to account for the Reverse Stock Split for all periods presented. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity.

Basis of presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

Unaudited interim financial information

The accompanying condensed balance sheet as of September 30, 2023, the condensed statements of operations, the condensed statements of stockholders’ equity and condensed statements of cash flows for the periods ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the 2022 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three- and nine-month periods ended September 30, 2023 and 2022, and its cash flows for the nine-month periods ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three- and nine-month periods ended September 30, 2023 and 2022 are also unaudited. The results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements and related notes. The significant accounting policies used in the preparation of the unaudited condensed financial statements for the three- and nine-month periods ended September 30, 2023 and 2022, are consistent with those discussed in Note 2 to the audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 22, 2023. There have been no significant changes in the significant accounting policies or critical accounting estimates since December 31, 2022, except for the accounting policy related to FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments discussed below.

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

Significant estimates and assumptions include accounts receivable allowances, inventory allowances, recoverability of long-term assets including definite-lived intangible assets, revaluation of equity instruments and equity-linked instruments, stock-based compensation, contingent consideration liability, deferred tax assets and related valuation allowances, impact of contingencies and the Company’s incremental borrowing rate used to calculate lease assets.

Change in accounting estimate

In accordance with our policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review, which included a study of historic replacement requirements, indicated that the actual lives of equipment under customer usage agreements were longer than the estimated useful lives used for depreciation purposes. As a result, effective January 1, 2023, the Company changed its estimate of the useful lives of equipment under customer usage agreements from three to five years. The effect of this change in estimate was to reduce depreciation expense by $0.3 million and $0.8 million, decrease net loss by $0.3 million and $0.8 million, and decrease basic and diluted loss per share by an immaterial amount, for the three and nine months ended September 30, 2023, respectively.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (FDIC) insured limits. The Company maintains long-term debt with a variable interest rate that resets monthly and has been subject to the recent inflationary rise in interest rates during the past year. Additionally, the Company is subject to interest rate risk when its long-term loan become due and in the event of a refinancing.

The Company earns revenue from sale of disposable devices and controllers to customers such as hospitals, ambulatory surgical centers and physician offices. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At September 30, 2023 and 2022, and for the periods then ended, no customer accounted for more than 10.0% of accounts receivable or revenue.

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

Accounts Receivable and Estimated Credit Losses

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material cumulative effect on opening accumulated deficit as of January 1, 2023 and did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2023.

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

The following table summarizes the year-to-date activity in the reserve for credit loss account (in thousands):

January 1, 2023	$542
Amounts charged to costs and expenses	92
Write-offs	(40)
September 30, 2023	$594

Advertising costs

Expenses related to advertising of products are charged to sales and marketing expense as incurred. During the three and nine months ended September 30, 2023, the Company incurred none and $0.1 million, respectively, in advertising expenses. During the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, in advertising expenses.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock warrants, convertible notes, common stock subject to repurchase, restricted stock units and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Because the Company has reported a net loss for the three- and nine-month periods ended September 30, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (ASU 2023-03). This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Bulletin (SAB) No. 120. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. ASU 2023-03 did not have a material impact on our condensed financial statements.

The Company adopted ASU 2016-03, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13) effective January 1, 2023, using the modified retrospective approach with a cumulative effect adjustment to the accumulated deficit at the beginning of the period of adoption. Upon adoption of ASU 2016-13, the Company derecognized its allowance for doubtful accounts of $0.7 million, recognized a CECL reserve of $0.5 million with a net adjustment to retained earnings of $0.2 million as of January 1, 2023 with no resulting impact to the condensed statements of operations or condensed statements of cash flows.

Accounting Standards Not Yet Adopted

There were no other new accounting pronouncements, issued or effective during the first nine months of fiscal 2023, which had or are expected to have a significant impact on the Company’s consolidated financial statements.

4. Revenue

Disaggregation of revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Minerva ES	43.7%	46.8%	45.0%	45.1%
Genesys HTA	25.2%	28.4%	26.6%	29.5%
Symphion	30.1%	24.1%	27.4%	24.8%
Other	1.0%	0.7%	1.0%	0.6%
	100%	100%	100%	100%

For the three months ended September 30, 2023 and 2022, 99.9% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents less than 0.1% of the Company’s revenue for the three-month periods ended on September 30, 2023 and 2022. In addition, for the three months ended September 30, 2023 and 2022, 98.7% and 97.0% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

For the nine months ended September 30, 2023 and 2022, 99.9% of the Company’s revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment across all revenue streams. Sale of extended warranties on capital equipment within other revenue represents less than 0.1% of the Company’s revenue for the nine-month periods ended on September 30, 2023 and 2022. In addition, for the nine months ended September 30, 2023 and 2022, 98.5% and 98.0% of the Company’s total revenue is derived from the sale of single-use (disposable) products; therefore, the Company did not include disaggregated revenue data to present the amounts attributed to capital equipment, associated warranties, and miscellaneous revenue separately.

Contract balances

The Company’s contract balances consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable, net	$7,569	$7,244
Contract liability—current (see Note 6)	$202	$339

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

Fair value of assets and liabilities

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,077	$—	$—	$9,077
Total financial assets	$9,077	$—	$—	$9,077

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,149	$—	$—	$3,149
Total financial assets	$3,149	$—	$—	$3,149

The change in fair value of the contingent consideration liability due to BSC is summarized below (in thousands):

Contingent consideration liability
Fair value, December 31, 2021	$14,094
Change in fair value	(151)
Payment	(5,000)
Ending fair value, March 31, 2022	8,943
Change in fair value	(3,943)
Fair value, June 30, 2022	5,000
Change in fair value	-
Fair value, September 30, 2022	$5,000

As of December 31, 2022, the contingent consideration liability due to BSC for the potential future milestone payment was resolved and a liability was no longer recorded.

6. Balance Sheet Components

Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash	$2,048	$3,793
Cash equivalents:
Money market funds	9,077	3,149
Total cash and cash equivalents	$11,125	$6,942

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$8,845	$7,142
Component materials	9,338	9,708
Total inventory	$18,183	$16,850

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$2,402	$2,164
Prepaid insurance	326	1,560
Other current assets	317	755
Total prepaid expenses and other current assets	$3,045	$4,479

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

		September 30,	December 31,
	Useful life (years)	2023	2022
Computers and software	2	$359	$343
Machinery and equipment	3	666	664
Furniture and fixtures	7	48	48
Tools and dies	2	906	900
Construction in progress	—	94	131
Equipment under customer usage agreements	5	14,278	13,226
Leasehold improvements	Lesser of useful life or lease term	155	155
		16,506	15,467
Less: accumulated depreciation and amortization		(11,079)	(10,425)
Property and equipment, net		$5,427	$5,042

Depreciation and amortization expense on property and equipment was $0.5 million and $0.6 million for the three-month periods ended on September 30, 2023 and 2022, respectively. Of this amount $0.5 million and $0.6 million for the three-month periods ended on September 30, 2023 and 2022, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold, which reflects a change in estimate of $0.3 million reducing depreciation expense recognized during the three-month period ended September 30, 2023. See Note 2 for further information.

Depreciation and amortization expense on property and equipment was $1.5 million and $1.9 million for the nine-month periods ended on September 30, 2023 and 2022, respectively. Of this amount $1.3 million and $1.7 million for the nine-month periods ended on September 30, 2023 and 2022, respectively, was related to equipment under customer usage agreements recorded to cost of goods sold, which reflects a change in estimate of $0.8 million reducing depreciation expense recognized during the nine-month period ended September 30, 2023. See Note 2 for further information.

Intangible assets, net

Intangible assets, net consist of the following (in thousands):

		September 30, 2023
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.2	$3,969	$(2,061)	$1,908
Developed technology	6.7	30,819	(10,401)	20,418
Customer relationships	—	13,466	(13,466)	—
Total intangible assets		$48,254	$(25,928)	$22,326

		December 31, 2022
	Remaining life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	3.9	$3,969	$(1,603)	$2,366
Developed technology	7.4	30,819	(8,090)	22,729
Customer relationships	0.4	13,466	(11,783)	1,683
Total intangible assets		$48,254	$(21,476)	$26,778

Amortization expense on intangible assets was $0.9 million and $2.0 million for the three-month periods ended on September 30, 2023 and 2022.

Amortization expense on intangible assets was $4.5 million and $6.1 million for the nine-month periods ended on September 30, 2023 and 2022, respectively.

Future amortization expense of intangible assets related to the acquisition of assets from BSC as of September 30, 2023 is as follows (in thousands):

2023 (remaining three months)	$923
2024	3,693
2025	3,693
2026	3,614
2027	3,082
Thereafter	7,321
Total	$22,326

Accrued compensation

Accrued compensation consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued vacation	$1,391	$1,559
Accrued bonuses	1,745	1,248
Accrued commissions	337	730
Other accrued personnel related expenses	104	164
Total accrued compensation	$3,577	$3,701

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrual for litigation	$—	$2,000
Accrued professional fees	240	643
Accrued sales and use taxes	121	271
Accrual for inventory in transit	475	663
Contract liability	202	339
Accrued interest expense	350	321
Others	978	1,287
Total accrued liabilities	$2,366	$5,524

Commencing in 2023, the Company classifies invoiced inventory in transit up into accounts payable. As of September 30, 2023, inventory in transit of $0.2 million had been invoiced and recognized into accounts payable.

7. Debt

CIBC term loan

On October 8, 2021, the CIBC and the Company entered into the CIBC Agreement, which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

The CIBC Agreement provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the final obligations due and payable in full on October 8, 2026. The CIBC Loan accrues interest at a floating rate equal to 2.5% above the prime rate, and the interest is payable monthly in arrears. As of September 30, 2023, the CIBC Loan had an annual effective interest rate of 12.5% per annum. The Company may prepay the CIBC Loan in whole or in parts.

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

The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan principal	$40,000	$40,000
Less: Debt discount and debt issuance cost	(466)	(665)
Accrued interest payable	350	321
Term loan	$39,884	$39,656

The Company paid $1.0 million in fees to CIBC and third parties which is reflected as a debt discount and debt issuance costs, respectively, and are being accreted over the life of the term loan using the effective interest method.

During the three-month periods ended September 30, 2023 and 2022, the Company recorded interest expense of $1.2 million and $0.9 million, which include interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.1 million, respectively.

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded interest expense of $3.4 million and $2.2 million, which include interest expense related to accretion of debt discount and debt issuance costs of the CIBC Loan of $0.2 million and $0.2 million, respectively.

Contractual maturities of financing obligations

As of September 30, 2023, the aggregate future payments under the CIBC Loan (including interest payments) are as follows (in thousands):

2023 (remaining three months)	$3,599
2024	16,482
2025	15,053
2026	12,537
Total	47,671
Less: unamortized debt discounts and issuance costs	(466)
Less: interest	(7,671)
Long-term debt	$39,534

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

The Company recognized rent expense on the Santa Clara facility of $0.3 million and $0.7 million for the three and nine months ended on September 30, 2023, and $0.2 million and $0.5 million for the three and nine months ended on September 30, 2022.

The Company adopted ASC 842 and the related amendments on January 1, 2022. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three- and nine-month periods ended September 30, 2023 and 2022:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$281	$163	$647	$490
Variable lease cost	40	38	203	186
Total lease cost	$321	$201	$850	$676
Other Information
Operating cash flows used for lease liabilities	$265	$214	$709	$631
Right of use asset acquired under operating lease on the adoption of ASC 842	$-	$-	$-	$894
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$4,206	$-

Remaining lease terms and discount rates for our facility lease as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Incremental borrowing rate	12.25%	4.00%
Remaining lease term (in years)	4.7	0.4

As of September 30, 2023, operating lease right of use assets were $4.0 million and operating lease liabilities were $4.0 million. The Company has no finance leases.

The future minimum lease payments under all non-cancelable operating lease obligations as of September 30, 2023 were as follows (in thousands):

September 30, 2023
2023 (remaining three months)	$353
2024	1,081
2025	1,114
2026	1,147
2027	1,182
Thereafter	398
Total undiscounted lease payments	5,275
Less: imputed interest	(1,258)
Total operating lease liability	4,017
Less: current portion of operating lease liability	623
Operating lease liability, net of current portion	$3,394

The Company had maintained letters of credit of $0.5 million in connection with the Company’s expired lease which were released during the third quarter of 2023. The Company maintains letters of credit of $0.3 million in connection with the Company’s Mission Park Lease. As of September 30, 2023 and December 31, 2022, the cash amount associated with the facilities leases was recorded as restricted cash on the condensed balance sheet.

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

Minerva-Hologic Related Legal Actions

For more information related to litigation between Hologic, Inc. (Hologic) and the Company, see Note 8 – Commitments and Contingencies - Litigation to the Notes to Financial Statements included in Item 8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. During the second quarter of 2023, the Company entered into a settlement agreement resolving all claims, and all related litigation has been dismissed.

10. Income Taxes

The Company recorded an income tax provision of $3 thousand and $42 thousand for the three and nine month periods ended September 30, 2023, respectively. The Company recorded a $nil income tax provision for the three and nine month periods ended September 30, 2022. The Company’s net deferred tax assets are fully offset by a valuation allowance, as the Company believes it is more likely than not the benefit will not be realized.

11. Stockholders’ Equity

Preferred stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 15,000,000 shares of $0.001 par value preferred stock.

Common stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 300,000,000 shares of $0.001 par value common stock.

Private Placement

On December 27, 2022, the Company entered into a Purchase Agreement and agreed to sell an aggregate of 7,331,377 shares of the Company’s common stock, as adjusted post-reverse share split,. On February 9, 2023, the Private Placement closed and the Company issued the shares.

Common stock warrants

As of September 30, 2023, the Company`s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Classification	Expiration Date
May 9, 2017	1,696	$	$226.20	Equity	May 8, 2027
July 19, 2019	2,192	$	$226.20	Equity	July 18, 2029
	3,888

Shares reserved for future issuance

The Company has shares of common stock reserved for future issuances as follows:

	September 30,	December 31,
	2023	2022
Warrants to purchase common stock	3,888	3,888
Common stock options issued and outstanding	1,310,122	114,530
Common stock available for future grants	724,243	18,705
Restricted stock units issued and outstanding	24,782	62,353
Common stock available for ESPP	173,470	3

2008 Stock Plan and 2021 Equity Incentive Plan, as amended

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	114,357	$166.72	8.0	$1
Options granted	1,271,964	$5.58
Options exercised	(1,591)	$6.53
Options forfeited or cancelled or expired	(74,608)	$48.96
Outstanding, September 30, 2023	1,310,122		$9.2	$-
Shares exercisable September 30, 2023	182,188	$79.83	7.9	$-
Vested and expected to vest, September 30, 2023	1,310,122	$17.18	9.2	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of September 30, 2023 and December 31, 2022. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2023 and 2022 was de minimis.

The total fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $2.6 million and $2.9 million, respectively. The options granted during the nine months ended September 30, 2023 and 2022 had a weighted-average per share grant-date fair value of $3.96 per share and $42.29 per share, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested stock options was $6.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

Early exercise of stock options

The terms of the 2008 Plan permit the exercise of certain options granted under the 2008 Stock Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds initially are recorded in accrued current liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three and nine months ended September 30, 2023 and 2022, the Company had no repurchases of common stock. As of September 30, 2023 and December 31, 2022, there were 4,761 shares and 9,401 shares that were subject to repurchase, respectively. The aggregate exercise prices of early exercised shares as of September 30, 2023 and December 31, 2022 were $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities on the condensed balance sheets.

Restricted Stock Units (RSU)

A summary of RSU activity is set forth below:

During third quarter 2023, no RSU were granted under 2021 Plan. As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSU was $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	62,340	$51.65
Released	(31,212)	$51.41
Forfeited or cancelled	(6,346)	$52.17
Unvested, September 30, 2023	24,782	$51.83

2021 Employee Stock Purchase Plan, as amended (ESPP)

The fair value of the predicted share purchase rights granted under the ESPP upon the commencement of the offering period was estimated on the date of grant using the Black-Scholes option pricing model. For the offering period commenced December 1, 2022, the Company applied the following assumptions: (i) risk-free interest rate 4.61%, (ii) dividend rate 0%, (iii) expected terms 0.5 year and 1.0 year, and (iv) volatility 77.21% and 76.29%, for the two tranches, respectively. For the offering period commenced June 1,

2023, the Company applied the following assumptions: (i) risk-free interest rate 4.61%, (ii) dividend rate 0%, (iii) expected terms 0.5 year and 1.0 year, and (iv) volatility 77.21% and 76.29%, for the two tranches, respectively.

Compensation expense of less than $0.1 million was recorded into the condensed statement of operations for the three and nine months ended September 30, 2023. Compensation expense of $0.1 million and $0.2 million was recorded into the condensed statement of operations for the three and nine months ended September 30, 2022.

As of September 30, 2023, the total unrecognized compensation cost related to the ESPP tranches was immaterial, which will be amortized for the two offerings over weighted-average period of 0.3 years.

Stock-based compensation associated with awards to employees and non-employees

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$27	$97	$109	$240
Sales and marketing	258	729	1,229	1,918
Research and development	5	4	21	33
General and administrative	543	1,147	1,846	2,985
Total	$833	$1,977	$3,205	$5,176

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$674	$954	$2,459	$2,969
RSU	154	852	706	1,982
ESPP	5	171	40	225
Total	$833	$1,977	$3,205	$5,176

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected dividends	0%	0%	0%	0%
Expected volatility	78.10%	72.2%	77.4%-78.1%	70.8%-72.2%
Risk-free interest rate	4.0%	2.8%	4.2%	1.9%-3.0%
Expected term	6 years	6 years	6 years	6 years

12. Net Loss Per Share Attributable To Common Stockholders

In the third quarter of 2023, the Company announced that it would proceed with the 1-for-20 reverse stock split, as approved by shareholders, and filed an amendment to its certificate of incorporation to effectuate the reverse stock split after the close of trading on September 29, 2023. The Company's common stock began trading on an adjusted basis on October 2, 2023. Effective this quarter, our shares of outstanding common stock and earnings per share calculation and potentially dilutive securities have been retroactively restated for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss by the weighted-average number of common stock outstanding for the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(7,181)	$(11,329)	$(27,205)	$(27,867)
Denominator:
Weighted-average common stock outstanding	8,872,998	1,430,056	7,805,772	1,430,272
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(7.92)	$(3.49)	$(19.48)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	September 30,
	2023	2022
Common stock warrants	3,888	3,888
Unvested early exercised common stock options	4,761	13,875
Options to purchase common stock	1,310,322	109,166
Unvested restricted stock units	24,782	85,161

13. Employee Benefit Plan

In 2012, the Company implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through September 30, 2023.

14. Subsequent Events

Share Purchase Agreement

On September 28, 2023, the Company entered into a Share Purchase Agreement as part of a private placement (New Private Placement) with Accelmed Partners II LP, (New Purchaser), the Company’s largest stockholder. Pursuant to the New Purchase Agreement, the Company agreed to sell to the New Purchaser 7,331,377 shares (New Shares) of the Company’s common stock, as adjusted post-reverse split, par value $0.001 per share (Common Stock), at a purchase price of $4.092 per New Share, as adjusted post-reverse split, the same price per share previously paid by Purchaser in February 2023. The number of New Shares to be sold and the price per New Share were subject to adjustment for any stock splits or similar events that occur prior to closing, including the Reverse Stock Split described in Note 1. The New Private Placement was being undertaken in order to satisfy a condition to a potential refinancing that requires the Company to complete an equity financing of at least $20.0 million. The closing of the New Private Placement was to occur on or before November 1, 2023, subject to the satisfaction of the closing conditions.

Since closing of the New Private Placement did not take place on or before November 1, 2023, the New Private Placement has terminated in accordance with its terms. The Company continues to explore opportunities relating to the refinancing of its term loan with CIBC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2023.

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

We market and sell our products through a direct sales force in the United States. Our target customer base includes approximately 19,000 OB/GYNs practicing in hospitals, ASCs, and physician offices. As of September 30, 2023, our commercial team consisted of approximately 79 field-based personnel that call on OB/GYNs in all major U.S. markets. Our sales and marketing programs focus on educating physicians regarding the use of our products and on providing materials to help them educate their patients about our procedures. We also provide online patient-oriented educational materials about AUB and our products and procedures, which patients may use to consider and then discuss treatment options with their physicians.

For the nine-month period ended September 30, 2023, we generated revenue of $37.9 million, with a gross margin of 54.5% and a net loss of $27.2 million compared to revenue of $36.5 million, with a gross margin of 54.5% and a net loss of $27.9 million for the nine-month period ended September 30, 2022.

As of September 30, 2023, we had an accumulated deficit of $310.7 million, cash and cash equivalents of $11.1 million and $40.0 million outstanding debt under the CIBC Agreement before debt discount and accrued interest.

Impact of the COVID-19 pandemic

The global COVID-19 pandemic had presented significant volatility, uncertainty and risks to us and had far reaching impacts on our business, operations, and financial results and condition, directly and indirectly. During the pandemic, our access to many hospitals and other customer sites was periodically restricted to essential personnel, which negatively impacted our ability to promote the use of our products with physicians. Additionally during the pandemic, many hospitals and other surgery centers had suspended many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior had been impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers are located.

Quarantines, shelter-in-place and similar government orders have also historically impacted our third-party manufacturers and suppliers, and could in turn adversely impacted the availability or cost of materials, which had disrupted our supply chain. We took a variety of steps to address the impact during the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions continued to work during the pandemic from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our other employees and their families from potential exposure to COVID-19 during the pandemic, through 2022 all other staff in our Santa Clara headquarters were requested to work from home.

Currently, certain of these other employees are now working in a hybrid model working mostly from home and occasionally in the office.

We monitor the potential impact of renewed outbreak of COVID-19 and its variants on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address any future outbreak of COVID-19 or its variants, while ensuring that we can support our customers and continue to develop our products.

Key financial data

We measure out business using both financial and operating data and use the following metrics and measures to assess the performance of our overall business, including identifying trends affecting our business, formulating business plans, making strategic decisions and assessing operational efficiencies.

Components of our results of operations

Revenue

We currently derive substantially all our revenue from the sale of our products to hospitals, ASCs, and physician offices in the United States. We market and sell our products through a direct sales force. For the three and nine months ended September 30, 2023, 99.9% of our revenue is subject to point-in-time recognition for single-use (disposable) products and capital equipment. Sale of extended warranties on capital equipment represents approximately 0.1% of revenue. Further, for the three and nine months ended September 30, 2023, 98.7% and 98.5% of our total revenue is derived from the sale of single-use (disposable) products.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$11,965	$12,588	$(623)	(4.9%)
Cost of goods sold	5,747	5,775	(28)	(0.5%)
Gross profit	6,218	6,813	(595)	(8.7%)
Operating expenses
Sales and marketing	6,711	9,723	(3,012)	(31.0%)
General and administrative	4,190	6,142	(1,952)	(31.8%)
Research and development	1,413	1,456	(43)	(3.0%)
Total operating expenses	12,314	17,321	(5,007)	(28.9%)
Loss from operations	(6,096)	(10,508)	4,412	(42.0%)
Interest income	92	42	50	119.0%
Interest expense	(1,172)	(861)	(311)	36.1%
Other expense, net	(2)	(2)	0	—
Net loss before income taxes	(7,178)	(11,329)	4,151	(36.6%)
Income tax expense	(3)	—	(3)	—
Net loss	$(7,181)	$(11,329)	$4,148	(36.6%)

Revenue

Revenue decreased by $0.6 million, or 4.9%, to $12.0 million during the three-month period ended September 30, 2023, compared to $12.6 million during the three-month period ended September 30, 2022. Overall decrease in revenue was primarily due to lower Minerva ES and Genesys HTA revenue partially offset by higher Symphion revenue compared to the prior year's period.

The table below presents relative contribution of each product during the respective three-months periods.

	For the Three Months Ended September 30,
	2023	2022
Minerva ES	43.7%	46.8%
Genesys HTA	25.2%	28.4%
Symphion	30.1%	24.1%
Other	1.0%	0.7%
	100%	100%

Cost of goods sold

Cost of goods sold remained fairly similar at $5.7 million during the three-month period ended September 30, 2023, compared to $5.8 million during the three-month period ended September 30, 2022. This result was due to growth in the sales volume of our Symphion products, which material costs have increased compared to the three months ended September 30, 2022, an increase in sterilization cost and an increase in scrap expenses primarily due to repairable Symphion capital equipment contribute to the cost of goods sold during the three-month period ended September 30, 2023. The increase was partially offset by lower Minerva ES and Genesys HTA products sales volume during the comparable periods and the change in estimate for the useful life of equipment at customers resulted in amortization expense decreased for the current year's period by $0.3 million.

Gross margin

Our gross margin for the three-month period ended September 30, 2022 was 52.0% down from 54.1% for the three-month period ended September 30, 2022. The decrease in gross margin was attributed to the sales mix of our product portfolio, as described above and the fact that Symphion products contribute less to the Company's overall gross margin compared to Minerva ES and Genesys HTA products.

Sales and marketing expenses

Sales and marketing expenses decreased by $3.0 million, or 31.0%, to $6.7 million during the three-month period ended September 30, 2023, compared to $9.7 million during the prior year's period. The decrease was primarily due to the amortization expense associated with customer relationships intangible asset related to the acquisition of BSC’s intrauterine health assets being fully amortized as of the end of May 2023, lower commissions as a result of decrease in revenue, decrease in marketing spend and travel and entertainment expenses.

General and administrative expenses

General and administrative expenses decreased by $2.0 million, or 31.8%, to $4.2 million during the three-month period ended September 30, 2023, compared to $6.1 million during the prior year's period. The decrease was primarily due to the reduction insurance premiums, legal expenses in connection with our patent infringement lawsuit with Hologic and corporate matters, stock based compensation expense, salaries and wages expense and credit card merchant processing fees.

Research and development expenses

Research and development expenses was slightly lower at $1.4 million in the three-month period ended September 30, 2023, compared to $1.5 million in the prior year's period. The decrease was primarily due to decreased spending on outside services to support ongoing product enhancements and development.

Interest expense and income

Interest expense increased by $0.3 million, or 36.1%, to $1.2 million during the three-month period ended September 30, 2023, compared to $0.9 million during the prior year's period, primarily due to an increase in interest rate on the CIBC loan over the prior year period.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$37,889	$36,490	$1,399	3.8%
Cost of goods sold	17,254	16,619	635	3.8%
Gross profit	20,635	19,871	764	3.8%
Operating expenses
Sales and marketing	26,274	28,887	(2,613)	(9.0%)
General and administrative	13,770	12,706	1,064	8.4%
Research and development	4,655	3,985	670	16.8%
Total operating expenses	44,699	45,578	(879)	(1.9%)
Loss from operations	(24,064)	(25,707)	1,643	6.4%
Interest income	277	70	207	295.7%
Interest expense	(3,369)	(2,196)	(1,173)	(53.4%)
Other expense, net	(7)	(34)	27	79.4%
Net loss before income taxes	(27,163)	(27,867)	704	2.5%
Income tax expense	(42)	—	(42)	—
Net loss	$(27,205)	$(27,867)	$662	2.4%

Revenue

Revenue increased by $1.4 million, or 3.8%, to $37.9 million during the nine-month period ended September 30, 2023, compared to $36.5 million during the nine-month period ended September 30, 2022. The overall increase in revenue was primarily due to higher Minerva ES and Symphion revenue compared to the prior year's period.

The table below presents relative contribution of each product during the respective nine-months periods.

	For the Nine Months Ended September 30,
	2023	2022
Minerva ES	45.0%	45.1%
Genesys HTA	26.6%	29.5%
Symphion	27.4%	24.8%
Other	1.0%	0.6%
	100%	100%

Cost of goods sold

Cost of goods sold increased by $0.6 million, or 3.8%, to $17.3 million during the nine-month period ended September 30, 2023, compared to the prior year's period. This result is due to growth in the sales volume of our major product lines, partially offset by the change in estimate for the useful life of equipment at customers that resulted to amortization expense decreased for the current year's period by $0.8 million.

Gross margin

Our gross margin for the nine-month period ended September 30, 2022 was 54.5%, consistent with the nine-month period ended September 30, 2022. The consistent gross margin is due to the consistent increase in both the revenue and cost of goods sold for the nine-month period ended September 30, 2023 and September 30, 2022. There is a slight shift in product mix, with Symphion products contributed less to the Company's overall gross margin for the nine-month ended September 30, 2023. This is partially offset by the change in estimate for useful life of equipment at customers that resulted to amortization expense decreased for the current year's period.

Sales and marketing expenses

Sales and marketing expenses decreased by $2.6 million, or 9.0%, to $26.3 million during the nine-month period ended September 30, 2023, compared to $28.9 million during the prior year's period. The decrease was primarily due to a decrease in the intangible amortization expense recorded for the customer relationships intangible asset from the acquisition of BSC's intrauterine health assets as the asset was fully amortized as of the end of May 2023, a decrease in compensation and personnel related expenses including commission and stock-based compensation expenses due to lower headcount and a decrease in marketing costs and website expenses.

General and administrative expenses

General and administrative expenses increased by $1.1 million, or 8.4%, to $13.8 million during the nine-month period ended September 30, 2023, compared to $12.7 million during the prior year's period. The reported net increase was primarily due to the $4.1 million decrease in the fair value related to the contingent consideration liability associated with the BSC product revenue milestone recorded in the nine-month period ended September 30, 2022, and an increased professional services for accounting in 2023. The increase was offset by a reduction in insurance premiums, legal expenses, and compensation and personnel related expenses including stock-based compensation expenses.

Research and development expenses

Research and development expenses increased by $0.7 million, or 16.8%, to $4.7 million in the nine-month period ended September 30, 2023, compared to $4.0 million in the prior year's period. The increase was primarily due to increased spending on outside services to support ongoing product enhancements and development.

Interest expense and income

Interest expense increased by $1.2 million, or 53.4%, to $3.4 million during the nine-month period ended September 30, 2023, compared to $2.2 million during the prior year's period, primarily due to an increase in interest rate on the CIBC loan over the prior year's period.

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

We calculate EBITDA as net income (loss) adjusted to exclude depreciation and amortization, net interest expense and income tax (expense) benefit. We calculate Adjusted EBITDA by further excluding the stock-based compensation expenses and change in fair value of contingent consideration liability. EBITDA margin represents EBITDA as a percentage of revenue. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. EBITDA and Adjusted EBITDA should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating (income) loss, net (income) loss and other U.S. GAAP measures of income and loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentage figures)	2023	2022	2023	2022

Net loss	$(7,181)	$(11,329)	$(27,205)	$(27,867)
Depreciation and amortization	1,446	2,692	5,943	8,053
Interest expense, net	1,080	819	3,092	2,126
Income tax expense	3	-	42	-
EBITDA	(4,652)	(7,818)	(18,128)	(17,688)
EBITDA margin	(38.9%)	(62.1%)	(47.8%)	(48.5%)
Adjustments:
Stock-based compensation expense	833	1,977	3,205	5,176
Change in fair value of contingent consideration liability	-	-	-	(4,094)
Adjusted EBITDA	$(3,819)	$(5,841)	$(14,923)	$(16,606)
Adjusted EBITDA margin	(31.9%)	(46.4%)	(39.4%)	(45.5%)

Liquidity and capital resources

Prior to our IPO in October 2021, we financed our operations primarily through private placements of equity securities, debt financing arrangements, and sales of our products. As of September 30, 2023, we had an accumulated deficit of $310.7 million, cash and cash equivalents of $11.1 million and $40.0 million of outstanding debt under the CIBC Agreement before debt discount and accrued interest. We incurred a net loss of $27.2 million during the nine months ended September 30, 2023.

On February 9, 2023, the Company sold, in a private placement (Private Placement), 7,331,377 shares, on a post-reverse stock split basis (Shares), of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.092 per share on a post-reverse stock split basis to Accelmed Partners II L.P. (Accelmed) and New Enterprise Associates 13, L.P. (each, a “Purchaser,” and collectively, the “Purchasers”), pursuant to the Share Purchase Agreement, dated December 27, 2022, among the Company and the Purchasers. In connection with the closing of the Private Placement, the Company issued the Shares to the Purchasers, resulting in aggregate gross proceeds to the Company of $30.0 million before deducting placement agent fees and estimated offering expenses of $3.2 million.

The Company currently does not expect to have cash and cash equivalents sufficient to fund its operations within the next twelve months and is actively seeking to raise additional capital. Under the current terms of the outstanding term loan, in addition to monthly interest payments, we are scheduled to begin repaying the principal balance starting in November 2023, over a 36-month term. Should the Company fail to refinance the CIBC Agreement or raise additional capital, we expect that the forecasted cash and cash equivalents will not be sufficient to fund the Company's operations for the next twelve months.

As of September 30, 2023, we were in compliance with the financial covenants required by the CIBC Agreement. While the Company is actively seeking to raise additional capital, there are inherent uncertainties with that process and should the Company be unable to raise additional funds, it is highly likely that the Company will not remain in compliance with these covenants at the end of the first quarter of 2024. A potential financial covenant violation, should it occur, would put us in technical default per the terms of the CIBC Agreement and provide for remedies to CIBC per that agreement. This potential future covenant violation could impact our ability to fund our current business plan within the twelve months from the date of issuance of these financial statements. The presence of these conditions, individually and in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is actively engaged in raising additional capital through debt, equity or a combination financing in the future. However, such additional financings may not be available to us on acceptable terms, or at all. If we are unable obtain adequate financing on acceptable terms, we may terminate or delay the development of one or more of our products, delay sales and marketing efforts or other activities necessary to commercialize our products or modify our operations to operate within available resources. Failure to manage discretionary spending or raise additional financing as needed, may adversely impact our ability to achieve our intended business objectives. While we believe our plans will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

CIBC

On October 8, 2021, we entered into the CIBC Agreement with Canadian Imperial Bank of Commerce (CIBC), which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement.

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

As of September 30, 2023, we had cash and cash equivalents of $11.1 million. Based on our current planned operations, we expect to incur significant operating expenses as we continue to expand product sales and develop and commercialize new products. Our management believes that our operating losses and negative cash flows will continue into the foreseeable future.

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
•
restructuring, refinancing, or repayment of debt; and
•
the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(23,089)	$(19,923)
Investing activities	(105)	(125)
Financing activities	26,853	(4,966)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,659	$(25,014)

Cash flows used in operating activities

Net cash used in operating activities was $23.1 million for the nine-month period ended September 30, 2023, primarily attributable to a net loss of $27.2 million and a net change in net operating assets and liabilities of $5.8 million, partially offset by non-cash charges of $9.9 million. Non-cash charges primarily consist of $5.9 million in depreciation and amortization, $3.2 million in stock-based compensation expense and $0.5 million in non-cash lease expense. The change in net operating assets and liabilities was primarily due to $3.2 million increase in inventory primarily due to strategic purchases of inventory, $3.2 million decrease in accrued liabilities and accrued compensation, $0.3 million increase in accounts receivable net, and $0.5 million decrease in operating lease liability, partially offset by $1.3 million decrease in prepaid expenses and other assets and $0.3 million increase in accounts payable.

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

Cash flows used in investing activities

Net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2023, which was used to purchase property and equipment.

Net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2022, which consisted of $0.1 million used to purchase property and equipment.

Cash flows provided by financing activities

Net cash provided in financing activities was $26.9 million for the nine-month period ended September 30, 2023, which mostly relates to the gross proceeds of $30.0 million from the Share Purchase Agreement financing partially offset by related transaction costs.

Net cash used in financing activities was $4.9 million for the nine-month period ended September 30, 2022, which primarily relates to $5.0 million payment of contingent consideration, partially offset by $0.1 million of proceeds from issuance of common stock.

Contractual obligations and commitments

Our contractual obligations and commitments relate primarily to our CIBC Loan and operating leases. In 2019, we entered into a lease agreement for our corporate headquarters, research and development facilities, and manufacturing and distribution centers, located in Santa Clara, CA. In July 2022, we entered into a new lease agreement for our corporate headquarters, which commenced on June 1, 2023. See Note 8, “Operating Lease,” to our financial statements for further information.

Critical accounting policies, significant judgments and use of estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our assumptions, estimates and judgments on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions, judgments or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments, and estimates. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 22, 2023.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion or more of total gross revenue in a consecutive 12-month period; (ii) the date we qualify as a “large accelerated filer,” with at least $0.7 billion of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of September 30, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Any recurrence of COVID-19 and its variants and resulting efforts to reduce its spread could negatively impact, and may continue to negatively impact, our business, and operations;
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

Risks related to our business and products

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations.

Developing and commercializing products to treat AUB is expensive, and we have incurred significant operating losses as result. We incurred a net loss of $27.2 million during the nine months ended September 30, 2023 and had an accumulated deficit of $310.7 million as of September 30, 2023. We had cash and cash equivalents of $11.1 million as of September 30, 2023. Additionally, revenues for the three months ended September 30, 2023 decreased by 4.9% to $12.0 million as compared to revenues of $12.6 million during the three months ended September 30, 2022. During the same comparable periods, our cost of goods sold remained relatively flat, incurring $5.7 million and $5.8 million, respectively, during the three months ended September 30, 2023 and 2022. We do not expect either product revenues to meaningfully increase or be able to decrease our cost of goods in the foreseeable future. In accordance with the terms of our Loan and Security Agreement (CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), on November 1, 2023, we made an initial monthly principal and interest payment of $1.5 million to CIBC and are required to make monthly payments of principal and accrued and unpaid interest until October 8, 2026. Based on our current business plan as of the date hereof, there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources" of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to raise such financing raise doubt about our ability to continue to execute our business plan as currently intended.

Our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, despite entering into a Share Purchase Agreement, dated September 28, 2023 (2023 Purchase Agreement), with Accelmed Partners II LP, which would have provided gross proceeds of approximately $20 million, we were unable to obtain a refinancing of the CIBC Agreement during the time period contemplated by the 2023 Purchase Agreement, and the 2023 Purchase Agreement terminated in accordance with its terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity, traditional debt or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would likely result in increased fixed payment obligations, and we may be required to agree to more restrictive covenants than those contained in the CIBC Agreement that could adversely impact our ability to conduct our business.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Concern about the stability of the banking sector has generally led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

If we are unable to obtain funding on a timely basis, increase sales or reduce expenses, we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and shareholders could lose all or part of their investment. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a limited history operating as a commercial company. We have a history of net losses, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred significant operating losses since inception. Our net loss was $27.2 million for the nine-month period ended September 30, 2023 and $27.9 million for the prior year's period ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $310.7 million.

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

We acquired three of our four products, Genesys HTA, Symphion, and Resectr, from BSC in May 2020. We had less experience marketing and selling these acquired products and our experience was initially limited by the impact of the COVID-19 pandemic on our customers and patients over the past three years. If physicians and patients do not adopt our products as a preferred treatment for AUB, our operating results and our business will be harmed. It is therefore difficult to predict our future financial performance and growth, and such forecasts are inherently limited and subject to a number of uncertainties. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

In order to generate future growth, we expect that we will need to expand and leverage our sales infrastructure to increase our hospital, ASCs, and physician office customer base and generate awareness of the benefits of using our products with OB/GYNs and their patients. Identifying and recruiting qualified sales personnel and educating them on our products, on applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense, and attention. It often takes several months or more before a sales representative is fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, or decision to reduce the overall headcount of our sales personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of our products with OB/GYNs and their patients depends on our ability to expand our marketing efforts.

We believe that developing and maintaining broad awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our products and penetrating new accounts. We expect that we will need to dedicate significant resources to our marketing programs to explain the benefits of using our products and differentiate them from those of our competitors. However, during the nine months ended September 30, 2023, sales and marketing expenses decreased by $2.6 million, or 9.0%, to $26.3 million during the nine-month period ended September 30, 2023, compared to $28.9 million during the prior year's period. Moreover, sales and marketing expenses decreased by $3.0 million, or 31.0%, to $6.7 million during the three-month period ended September 30, 2023, compared to $9.7 million during the prior year's period. Our business may be harmed if our marketing efforts and planned additional expenditures do not generate a corresponding increase in revenue. Brand promotion activities may not generate physician or patient awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain, and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

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

We rely heavily on third-party suppliers and contract manufacturers in the United States, China, Taiwan, Germany, and Costa Rica for raw materials, components, manufacturing, assembly, and sterilization of our products. We rely on third-party contractors to manufacture components of our Minerva ES disposable handpiece, while we conduct the final assembly of the handpiece at our Santa Clara facility. We are in the process of establishing a contract manufacturer in China to act as a second source for the final assembly of the disposable handpiece. We anticipate the new contract manufacturer will be operational in the first half of 2025. However, we cannot assure you that we will receive FDA approval for use of this contract manufacturing facility in a timely manner or at all. Until such time as we receive FDA approval for another contract manufacturer, our Santa Clara facility will remain the sole source for assembly of the disposable handpieces. We purchase the Minerva RF controller from another third-party manufacturer in the United States, and we then test and package the controller at our Santa Clara facility before placing the product in finished goods inventory. In most cases these manufacturers are single source suppliers. Any of our suppliers or our third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate are required by the market and we may be required to locate and qualify additional suppliers.

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

These single source suppliers provide us with dual pressure sensor monitors, plasma array balloons, custom injection molded and ceramic parts, plastic connectors, hollow fiber filters, and complex programmable logic devices, among others. These components, sub-assemblies, and materials are critical and there are relatively few alternative sources of supply. For example, in our Symphion product line, we rely on ceramic rings and plastic connectors which are in short supply during the COVID-19 pandemic. In the event we are unable to obtain a sufficient supply of these components, we may have to switch to alternative components which may negatively affect the performance of our Symphion product line and increase our costs, or delay or temporarily discontinue production of our Symphion product line, which would adversely affect our revenue.

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

•
delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and
•
an outbreak of disease or similar public health threat, such as a renewed threat of a COVID-19 or its variants pandemic or international hostilities, including the war in the Ukraine, particularly as it may impact our supply chain.

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

The previous spread of COVID-19 and related efforts to reduce its spread had negatively impacted, and if repeated may again negatively impact, our business and operations.

The COVID-19 pandemic in the United States had resulted in travel restrictions which historically impacted our sales professionals. In addition, some treatment facilities reduced staffing and postponed certain procedures in response to COVID-19 or had diverted resources to treat those patients with COVID-19. Some treatment facilities had also restricted or limited access for non-patients, including our sales professionals, which negatively impacted our access to physicians and their patients. Our business and operations may be further impacted by new treatment facility sanitization and social distancing protocols should a renewed COVID_19 pandemic occur. Our field-based team continues to be available, in-person or virtually, to support procedures using our products. However, should a new pandemic event occur, members of our field team may choose not to enter hospitals, ASCs, or physicians’ offices due to then-preexisting conditions, personal choice, or on doctors’ orders, or may be unable to enter such facilities due to their policies.

Additionally, there was a shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of the COVID-19 pandemic, which resulted in fewer diagnoses and a lower number of procedures performed. Whenever treatment facilities cancelled and deferred elective procedures, it reduced their revenue and impacts their financial results, which could result in pricing pressure on our products as healthcare providers seek cost savings. Prolonged restrictions relating to the COVID-19 pandemic had adversely affected the number of endometrial ablation and tissue resection procedures and our revenue as a result through 2022. Additionally, some treatment facilities had cash flow problems or ceased doing business due to the impact of the COVID-19 pandemic on their operations, which reduced the number of treatment facilities where endometrial ablations or tissue resections could be performed, and has adversely affected our ability to collect amounts due to us and our revenue as a result through 2022.

We expect these challenges to continue to impact the number of endometrial ablation and tissue resection procedures in 2023 and beyond, but the extent cannot be quantified at this time. Our customers’ patients had also experienced the economic impact of the COVID-19 pandemic. Procedures like an endometrial ablation or tissue resection were less of a priority than other priorities for those patients who had lost their jobs, were furloughed, had reduced work hours, or were worried about the continuation of their medical insurance. Patients may also have been reluctant to visit their physicians at their offices, in ASCs or in hospitals due to fear of contracting COVID-19 or its variants. The reduction in physician visits, the increase in deferred treatments, and patient behaviors translated into fewer than expected endometrial ablation and tissue resection procedures being performed through 2022 and to an extent has continued into the current environment.

The COVID-19 pandemic had impacted, and we expect will continue to impact to some extent, our personnel and the personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, and which could in the future disrupt our supply chain and reduce our margins. Restrictions, when active, related to us and our suppliers are country-specific. The spread of an infectious disease, including COVID-19 and its variants, could result in the inability of our suppliers to deliver components or raw materials to our contract manufacturers on a timely basis due to these potential future impacts or restrictions. If there were a shortage of supply, the cost of these materials or components could increase and harm our contract manufacturers’ ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all. This may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time-consuming, difficult, and costly. The extent to which COVID-19 and its variants could impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of any renewed pandemic related to COVID-19 or its variants, the future actions taken to reduce the transmission of COVID-19 and its variants, and the speed with which normal economic and operating conditions resume, among others.

COVID-19 had a material adverse impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely. However, the ultimate impact of post-pandemic COVID-19 is still unknown. The extent to which COVID-19 and its variants further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the future severity of COVID-19 and its variants and the related future actions to contain or treat its impact, among others. We cannot predict the full extent of such unknown future potential delays or impacts on our business, financial condition, and results of operations. Additionally, while the potential economic impact brought by, and the duration of, a re-occurrence of a COVID-19-like pandemic is difficult to assess or predict, such an impact on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to operate.

We may experience inflationary pressures, similar to those caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.

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

While we believe our assumptions and the data underlying our estimates for population growth among women with AUB and the growth in our addressable market are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time and would be affected by COVID-19-like pandemic conditions, thereby reducing their predictive accuracy. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of procedures or the annual total addressable market for our products is smaller than we have estimated or does not grow as quickly as we would expect, or the growth in awareness of AUB and our treatments for AUB, it may impair our sales growth and have an adverse impact on our business.

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
•
natural disasters, acts of war, outbreaks of disease or public health crises, such as the recent COVID-19 pandemic;
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

On October 8, 2021, we entered into the CIBC Agreement which provides for a senior secured term loan in an aggregate principal amount of $40.0 million (CIBC Loan), the full amount of which was funded at the closing of the CIBC Agreement. The CIBC Loan provides for 24 months of interest-only payments followed by 36 equal monthly payments of principal, plus accrued and unpaid interest, with the total obligations due and payable in full on October 8, 2026. On November 1, 2023, we made an initial monthly principal and interest payment of $1.5 million to CIBC and are now required to make monthly payments of principal and accrued and unpaid interest until the maturity of the CIBC Loan.The payments under the CIBC Agreement, will divert resources from other activities. Our obligations under the CIBC Agreement are collateralized by substantially all of our assets, including our material intellectual property, which includes our patents filed at the U.S. Patent and Trademark Office (USPTO), and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock, and make investments, in each case subject to certain exceptions. Additionally, our financial covenants under the CIBC Agreement also require that we (a) achieve a Minimum Revenue (as defined in the CIBC Agreement) of $46.2 million for the twelve months then ended, which is tested quarterly, and (b) maintain at all times minimum unrestricted cash and Cash Equivalents (as defined in the CIBC Agreement) subject to CIBC’s first priority perfected security interest in an amount not less than the greater of (i) $2,000,000, and (ii) an amount equal to the absolute value of EBITDA (as defined in the CIBC Agreement) losses (if any) for the most recent fiscal quarter multiplied by 1.33. Accordingly, as of September 30, 2023, our minimum cash requirement was $5.1 million. The covenants related to the CIBC Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. While we are not currently in breach of any covenants contained in our CIBC Agreement, we have breached our reporting covenants in the past under our term loan agreements, and there can be no guarantee that we will not breach these or other covenants in the future. Based on our current business plan as of the date hereof, if we are unable to receive additional funding on a timely basis or refinance the CIBC Agreement, we anticipate that we will not be able to meet the minimum cash covenant under the CIBC Agreement at some point during the first quarter of 2024. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources" of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. Our ability to comply with these covenants may also be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the CIBC Agreement. Upon the occurrence and during the continuance of an event of default, CIBC may accelerate our obligations under the CIBC Agreement, increase the applicable interest rate by 5.0% and exercise other remedies provided for under the CIBC Agreement and applicable law. If not waived, future defaults could cause all of the outstanding indebtedness under the CIBC Agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have, or are unable to generate, sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

As of December 31, 2022, we had U.S. federal and California state net operating loss carryforwards (NOLs) of $214.4 million and $187.5 million, respectively. NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2028 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We performed an analysis and determined that we have experienced an ownership change in February 2010 as a result of stock transfers and the issuance of preferred stock.

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

We plan to perform a detailed ownership change analyses under Section 382 and any potential limitation on the use of tax attribute in the latter half of 2023 and prior to filing our U.S. federal state tax returns, considering the latest Purchase Agreement for the Private Placement with Accelmed and New Enterprise Associates 13, L.P., under which agreement the Company sold an aggregate of 7,331,377 shares of the Company’s common stock.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally-protected health information, credit card and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (IT) and infrastructure, and that of our technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. We rely extensively on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software, and technical applications, and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction, or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media, or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware, or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. In addition, adoption of work-from-home requirements in connection with recent COVID-19 pandemic could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature, such as phishing attacks, and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, and also may affect patent litigation. The Leahy-Smith Act also includes provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution, and set forth additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

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

Separately, in response to COVID-19, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a future COVID-19-like pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Accelmed Partners II LP (Accelmed) holds a majority of the voting power of our stock. In addition, pursuant to the Share Purchase Agreement, dated as of December 27, 2022 (Share Purchase Agreement), by and among the Company, Accelmed and New Enterprise Associates 13, L.P. (New Enterprise Associates), Accelmed currently has the right, for so long as Accelmed owns twenty-five percent (25%) or more of the Company’s outstanding common stock, to designate for appointment to our Board of Directors as a director the lesser of (i) the number of directors constituting a majority of our Board of Directors, and (ii) if the Company is listed at such time on a national securities exchange, the number of directors of our Board of Directors equivalent to Accelmed’s proportional equity ownership of shares of our common stock from time to time. As of the closing of the Share Purchase Agreement, Accelmed held approximately 69.3% of the voting power of our common stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

Given this concentrated ownership, Accelmed would have to approve any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with Accelmed and New Enterprise Associates may adversely affect the trading price of our securities, including our common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder. Each of Accelmed, in a Schedule 13D/A filed on July 6, 2023, and New Enterprise Associates, in a Schedule 13D/A filed on July 7, 2023, announced that they were considering effecting a transaction pursuant to which (i) our common stock may be delisted from trading on the Nasdaq Capital Market and (ii) the registration of our common stock under the Securities Exchange Act of 1934 would be terminated (a “Take Private Transaction”). Additionally, in connection with a potential Take Private Transaction, Accelmed is evaluating acquiring shares of our common stock in one or more privately negotiated transactions (Private Purchases) and may discuss the Private Purchases with certain of our existing stockholders. Each of Accelmed and New Enterprise Associates are evaluating the structure to be utilized to effect a Take Private Transaction which may include, among other things, a “short form” merger in accordance with Section 253 of the General Corporation Law of the State of Delaware. There can be no assurance regarding the terms and details of any transaction, that any proposal regarding a Take Private Transaction will be made, or that any Take Private Transaction will ultimately be consummated. If the potential Take Private Transaction does not occur, the market price of our common stock will likely decline as the result of such decision. In addition, our stock price may decline as a result of the fact that we may incur significant expenses related to the potential Take Private Transaction prior to its execution or closing that will not be recovered if the potential Take Private Transaction is not completed. As a consequence of the failure of the potential Take Private Transaction to be completed, as well as of some or all of these potential effects of the termination of the potential Take Private Transaction evaluation, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and vendors and to generate new business.

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

On October 31, 2022, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common stock was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. While stockholders approved an amendment to our amended and restated certificate of incorporation to affect a reverse stock split of our common stock at special meeting of our stockholders on February 7, 2023, we requested additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). On April 26, 2023, we submitted a listing application to accomplish the foregoing, which was approved by the Nasdaq staff on May 2, 2023. Our securities were transferred to the Capital Market at the opening of business on May 4, 2023 and we were thus eligible for an additional 180 calendar day period. On September 29, 2023 we effected a 1-for-20 reverse split of our shares and on October 16, 2023 Nasdaq notified the Company that it is back in compliance with Listing Rule 5550(a)(2). There can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

We could be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.

Pursuant to a Registration Rights Agreement entered into on February 9, 2023 with Accelmed and New Enterprise Associates (collectively, the “Purchasers”), we agreed to, subject to certain exceptions, to register the shares (Registrable Securities) of common stock purchased by the Purchasers in a private placement pursuant to the Share Purchase Agreement. In the event that the Company fails to file (or confidentially submit) and obtain and maintain effectiveness of the registration statement, or if certain events occur with respect to the listing or trading of the Registrable Securities (such events, the “Registration Events”), the Company, subject to certain exceptions, must make payments to each holder of Registrable Securities, as liquidated damages, a cash sum calculated at a rate equal to 0.5% of the aggregate purchase price paid by such holder pursuant to the Purchase Agreement for any Registrable Securities held by such holder on the date of the Registration Event.

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

As of the closing of the Share Purchase Agreement, the holders of an aggregate of 7,331,377 shares of our outstanding common stock, as adjusted post-reverse share split, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act of 1933, as amended (the Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have more than $1.235 billion or more of total gross revenue in a consecutive 12-month period; (ii) the date we qualify as a “large accelerated filer,” with at least $0.7 billion of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation				X

10.1	Share Purchase Agreement, dated September 28, 2023, between Minerva Surgical, Inc. and Accelmed Partners II LP.	8-K	9/28/23	10.1

31.1	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation				X

101.LAB	Inline XBRL Taxonomy Extension Labels				X

101.PRE	Inline XBRL Taxonomy Extension Presentation				X

101.DEF	Inline XBRL Taxonomy Extension Definition				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

MINERVA SURGICAL, INC.

Date: November 13, 2023	By:	/s/ Todd Usen
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Joel R. Jung
Chief Financial Officer (Principal Financial Officer and Accounting Officer)